Form 10QSB
period 1994-09-30
MIRADOR EQUITY PARTNERS LTD
filed 1997-11-05
CIK 925663

                                       SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB


                                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                  Commission File Number
September 30, 1994                                                   0-24374


                                          MIRADOR EQUITY PARTNERS, LTD.
                         (Exact Name of Registrant as specified in its Charter)


            Delaware                                                33-0611764
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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                 424,600
-----------------------------                      --------------------
Title                                               Number of Shares outstanding
                                                          at September 30, 1994
No exhibits included.




                          MIRADOR EQUITY PARTNERS, LTD.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS


                                     ASSETS

                                                                                            March 31,       September 30,
                                                                                              1994              1994


CURRENT ASSETS - CASH                                                                             763
              OTHER ASSETS
                     Organization costs, net of accumulated
                     amortization of $102 and $129 (Note 1)                                       161               134

              TOTAL ASSETS                                                                  $     924         $     134



                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                                      $     168         $     649

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 424,600 shares issued and outstanding                                               425               425

Additional paid-in Capital                                                                        821               821

Accumulated deficit during the development stage                                                (490)           (1,761)


              TOTAL STOCKHOLDERS' EQUITY                                                          756             (515)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $     924         $     134

                                 See accompanying Notes to Financial Statements




                          MIRADOR EQUITY PARTNERS, LTD.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS


                                                                                                                         CUMULATIVE
                                                                    FOR THE                         FOR THE                   FROM
                                                                  SIX MONTHS                         THREE                 INCEPTION
                                                                     ENDED                       MONTHS ENDED        (JUNE 11, 1992)
                                                                 SEPTEMBER 30,                   SEPTEMBER 30,          TO SEPTEMBER
                                                             1994            1993            1994           1993           30, 1994



REVENUES                                                $        -0-     $       -0-     $        -0-    $        -0-     $     -0-

OPERATING EXPENSES

    General and Administrative                                 1,244                              456                         1,632
    Amortization                                                  27              27               13              14           129
TOTAL OPERATING EXPENSES                                       1,271              27              469              14         1,761


NET (LOSS)                                              $    (1,271)     $      (27)     $      (469)    $       (14)     $  (1,761)

NET (LOSS) PER SHARE                                    $      (Nil)     $     (Nil)     $      (Nil)    $      (Nil)     $    (Nil)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                       424,600         400,134          424,600         400,270       411,988



                                 See accompanying Notes to Financial Statements



                          MIRADOR EQUITY PARTNERS, LTD.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS


                                                                                                                         CUMULATIVE
                                                                    FOR THE                         FOR THE                   FROM
                                                                  SIX MONTHS                         THREE                INCEPTION
                                                                     ENDED                       MONTHS ENDED        (JUNE 11, 1992)
                                                                 SEPTEMBER 30,                   SEPTEMBER 30,         TO SEPTEMBER
                                                             1994            1993            1994           1993           30, 1994

CASH FLOWS FROM OPERATING
ACTIVITIES

    Net (Loss)                                          $    (1,271)     $      (27)     $      (469)    $       (14)     $ (1,761)

    Add item not requiring the
       use of cash-Amortization                                   27              27               13              14          129


    Increase (decrease) in accounts
       payable                                                   481                              456                           649



    Net cash flows from operating
       activities                                              (763)                                                           (983)

    CASH FLOWS INVESTING ACTIVITIES
      Organizational Costs                                                                                                     (263)

    CASH FLOWS FROM FINANCING
    ACTIVITIES
       Contribution to Capital                                                                                                  500
       Sale of Common Stock                                                                                                     746


       Net Cash flows from financing
         activities                                                                                                           1,246

NET INCREASE (DECREASE) IN CASH                                (763)

CASH BALANCE AT BEGINNING OF PERIOD                              763             237                              237

CASH BALANCE AT END OF PERIOD                           $                $       237     $               $        237     $


                                 See accompanying Notes to Financial Statements

                                           MIRADOR EQUITY PARTNERS, LTD.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                SEPTEMBER 30, 1994


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 1994, the results of operations for the three and six months ended September 30, 1994 and 1993, and the cash flows for the three and six months ended September 30, 1994 and 1993.

         Reference is made to the Company's Form 10-KSB for the year ended March 31, 1994. The results of operations for the six months ended September 30, 1994 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1995.

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


                                                   MIRADOR EQUITY PARTNERS, LTD.



Date:     January 31, 1996                                    By:  /s/ Jehu Hand
                                                                   -------------
                                                                   Jehu Hand,
                                                   President and Chief Financial
                                                Officer (chief financial officer
                                                 and accounting officer and duly
                                                             authorized officer)