Form 10KSB
period 1995-03-31
MIRADOR EQUITY PARTNERS LTD
filed 1997-11-05
CIK 925663

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [Fee Required]

For the fiscal year ended March 31, 1995

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required]

For the transition period from                          to

Commission file number 0-24374

                                           MIRADOR EQUITY PARTNERS, LTD.
                        (Exact name of small business issuer in its charter)

                         DELAWARE                                   33-0611764
(State or other jurisdiction of incorporation or organization
                                  (I.R.S. Employer Identification No.)

                 1500 Quail Street, Suite 550
                 Newport Beach, California                                 92660
           (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:               (714) 660-1500
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

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1995 was not determinable since the Common Stock was not traded.

           The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 1995:

Common Stock, $.001 Par Value - 424,600 shares

                                    DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                                      PART I

Item 1.   DESCRIPTION OF BUSINESS

Background

 Mirador Equity Partners, Ltd., a Delaware corporation (the "Company") was incorporated on June 11, 1992. The Company has no operating history other than organizational matters, and was formed specifically to be a "clean public shell" and for the purpose of either merging with or acquiring an operating company with operating history and assets. The Securities and Exchange Commission has defined and designated these types of companies as "blind pools" and "blank check" companies.

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

Item 3.   LEGAL PROCEEDINGS

 Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1995.

                                                      PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         The Company's Common Stock has not traded. As of March 31, 1995, there were 110 stockholders of record.

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

            Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. The officers and directors of the Company may hold similar positions with other blank check companies.

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

            The Company, by resolution of its Board of Directors and stockholders, adopted a 1992 Stock Option Plan (the "Plan") on June 11, 1992. The Plan enables the Company to offer an incentive based compensation system to employees, officers and directors and to employees of companies who do business with the Company.

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

         An officer of the Company has advanced certain expenses on behalf of the Company, totallying $947 and $168 as of March 31, 1995 and 1994, respectively. On April 1, 1995 the Corporation gave to the officer a promissory note for $947, convertible into 155,500 shares of common stock on demand.

                                                      PART IV


Item 13.    EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits. The following exhibits of the Company are included herein.

    Exhibit No.            Document Description
        3.                 Certificate of Incorporation and Bylaws

                           3.1.     Articles of Incorporation(1)
                           3.2      Bylaws(1)

         10.               Material Contracts

                           10.1.    1992 Stock Option Plan(1)
                           10.2     Stock Option Agreement with Jehu Hand(1)
                           10.3     Stock Option Agreement with Eric Anderson(1)
                           10.4     Stock Option Agreement with Jehu Hand(2)
                           10.5     Convertible Promissory Note(2)

(1) Incorporated by reference to such exhibit as filed with the Company's registration statement on Form 10-SB,
         File No. 0-24374.
(2)      Filed herewith.

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




Terrence J. Dunne
Certified Public Accountant

Spokane, Washington
May 26, 1994



MIRADOR EQUITY PARTNERS, LTD.
(A Development Stage Company)                                                      Statements of Financial Position


                                                      ASSETS

                                                                                    March 31,        March 31,
                                                                                      1995             1994
                                                                                     (Unaudited)

CURRENT ASSETS - CASH                                                               $      0         $     763
     OTHER ASSETS
            Organization costs, net of accumulated
            amortization of $102 and $156 (Note 1)                                       107               161

     TOTAL ASSETS                                                                   $    107         $     924



                                       LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                              $    947         $     168

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 424,600 shares issued and outstanding                                      425               425

Additional paid-in Capital                                                               821               821

Accumulated deficit during the development stage                                     (2,086)             (490)


     TOTAL STOCKHOLDERS' EQUITY                                                        (840)               756



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                          $    107         $     924










                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.



MIRADOR EQUITY PARTNERS, LTD.
(A Development Stage Company)                                                              Statements of Operations




                                                                                                   CUMULATIVE
                                                   FOR THE                 FOR THE               FROM INCEPTION
                                                 YEAR ENDED              YEAR ENDED              (June 11, 1992)
                                                                                                       TO
                                                March 31, 1995        March 31, 1994             March 31, 1995


REVENUES                                        $       -0-              $       -0-              $       -0-

OPERATING EXPENSES

    General and Administrative                        1,542                      168                    1,930
    Amortization                                         54                       53                      156
TOTAL OPERATING EXPENSES                              1,596                      221                    2,086


NET (LOSS)                                      $   (1,596)              $     (221)              $   (2,086)

NET (LOSS) PER SHARE                            $     (Nil)              $     (Nil)              $     (Nil)
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                              424,600                  412,300                  414,453





















                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.


MIRADOR EQUITY PARTNERS, LTD.                                                              Statement of Changes in Stockholders'
(A Development Stage Company)                                                              Equity From Inception (June 11, 1992)
                                                                                                          Through March 31, 1995



                                                                                                    Accumulated
                                                                                                      Deficit
                                                        Common Stock              Additional        During the
                                                                                    Paid-In         Development
                                                  Shares            Amount          Capital            Stage           Total

Issuance of common stock
    for cash                                       400,000       $        400    $        100       $               $       500

Net (loss)                                                                                                (269)           (269)

Balances at
    March 31, 1993                                 400,000                400             100             (269)             231

Net (loss)                                                                                                (221)           (221)

Contribution to capital                                                                   500                               500

Sale of shares in private placement                 24,600                 25             221                               246
 on September 30, 1993

Balances at
    March 31, 1994                                 424,600       $        425    $        821       $     (490)     $       756

Net (loss) (Unaudited)                                                                                  (1,596)         (1,596)

Balances at
    March 31, 1995                                 424,600       $        425    $        821       $   (2,086)     $     (840)

















                           The accompanying  notes are an integral part of these
financial statements.



MIRADOR EQUITY PARTNERS, LTD.
(A Development Stage Company)                                                                           Statements of Cash Flows




                                                                                                                CUMULATIVE
                                                             FOR THE                    FOR THE               FROM INCEPTION
                                                              YEAR                       YEAR                  June 11, 1992
                                                              ENDED                      ENDED                      TO
                                                         March 31, 1995             March 31, 1994            March 31, 1995


CASH FLOWS FROM OPERATING ACTIVITIES

    Net (Loss)                                             $  (1,596)                $    (221)                 $ (2,086)

    Add item not requiring the use of cash                         54                        53                       156

    Increase (decrease) in accounts payable                       779                      (52)                       947

    Net cash flows from operating activities                    (763)                     (220)                     (983)

CASH FLOWS FROM INVESTING ACTIVITIES
    Organization Costs                                                                                              (263)

CASH FLOWS FROM FINANCING ACTIVITIES
    Contribution to Capital                                                                 500                       500
    Sale of common stock                                                                    246                       746
    Net Cash flows from financing activities                                                746                     1,246


NET INCREASE IN CASH                                            (763)                       526                     (763)

CASH BALANCE AT BEGINNING OF PERIOD                               763                       237                       763

CASH BALANCE AT END OF PERIOD                              $                         $      763                 $     -0-













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

            The financial statements as of and for the year ended March 31, 1995 are unaudited, pursuant to the exemption provided by Rule 3-12 of Regulation S-X.


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

NOTE 4      INCOME TAXES

            The fiscal year end of the Company is March 31st and an income tax return has not been filed. However, if an income tax return had been filed, the Company would have a net operating loss carryforward of $2,086 that would begin expiring in the year 2009.


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

MIRADOR EQUITY PARTNERS, LTD.
(A Development Stage Company)                     Notes to Financial Statements

Options outstanding:
            Shares allocated                             2,000,000

                 Option price                       $          .50

            Balance at inception                                --
            Granted                                         40,000
            Balance outstanding at
            March 31, 1993                                  40,000
            Granted                                             --
            Balance outstanding at
            March 31, 1994                                  40,000

            Granted                                         20,000
            Lapsed                                          20,000


            Balance Outstanding at
            March 31, 1995                                  40,000


            Year exercisable:
                 1997                                       40,000

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 31, 1996.


                                                   MIRADOR EQUITY PARTNERS, LTD.


                                                           By:    /s/ Jehu Hand
                                                                  Jehu Hand
                                                                  President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on January 31, 1996.


By:     /s/ Jehu Hand                          President, Secretary and Director
        Jehu Hand                               (Principal Executive, Accounting
                                              and Financial Officer)