Form 10KSB/A
period 1997-03-31
MIRADOR EQUITY PARTNERS LTD
filed 1997-12-01
CIK 925663

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                          FORM 10-KSB/A1

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended March 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                          to

Commission file number 0-24374

                 LUCAS EDUCATIONAL SYSTEMS, INC.

       (Exact name of small business issuer in its charter)

           DELAWARE                                      33-0611764

(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                           P. O. Box 789
                    Templeton, California 93465
           (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code:          (805) 434-3982


Securities registered pursuant to Section 12(b) of the Act:              None

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

     The number of shares outstanding of the issuer's classes of Common Stock as of November 26, 1997:

Common Stock, $0.001 Par Value - *10,718,750 shares

          *includes (i) 8,700,000 "unregistered" and "restricted" shares issued pursuant to an Agreement and Plan of Reorganization completed on November 11, 1997, and (ii) 168,750 shares authorized to be issued pursuant to a written compensation agreement with two consultants (See the 8-K Current Report of the Company dated November 11, 1997, a copy of which has been filed with the Securities and Exchange Commission and which is incorporated herein by reference).

            DOCUMENTS INCORPORATED BY REFERENCE:

          8-K Current Report dated November 11, 1997.

                          PART II

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     MIRADOR EQUITY PARTNERS, LTD.
                     (A DEVELOPMENT STAGE COMPANY)

                       FINANCIAL STATEMENTS

              YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                              AND

                   INDEPENDENT AUDITORS' REPORT

THURMAN SHAW & CO., L.C. [letterhead]


                     INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Mirador Equity Partners, Ltd.

We have audited the statements of financial position of Mirador Equity Partners, Ltd. ( a development stage company) as of March 31, 1997, 1996 and 1995, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended and cumulative for the period June 11, 1992 (date of inception) through March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Mirador Equity Partners, Ltd. from inception through March 31, 1994 (not presented herein), were audited by another auditor whose report, dated May 26, 1994, expressed an unqualified opinion on those statements. Our opinion, in so far as it relates to the cumulative amounts for the period from inception through March 31, 1994, is based solely on the report of the other auditor.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditor provides a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditor, the financial statements referred to above present fairly, in all material respects, the financial position of Mirador Equity Partners, Ltd. (a development stage company) as of March 31, 1997, 1996 and 1995, and the results of its operations, changes in stockholders' equity and cash flows for the period June 11, 1992 (date of inception) through March 31, 1997, in conformity with generally accepted accounting principles.

/s/Thurman Shaw & Co., L.C.

Bountiful, Utah
November 19, 1997

                          MIRADOR EQUITY PARTNERS, LTD.
                          (A Development Stage Company)
                        Statements of Financial Position
                          March 31, 1997, 1996 and 1995
                                                 1997     1996     1995
 ASSETS
 Current assets-cash                            $    -   $    -   $     -

 Other assets
 Organization costs, net of accumulated
 amortization of $263, $210 and $156                 -       53       107

 Total assets                                   $    -   $   53   $   107

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities - accounts payable         $1,167   $1,057   $   947
 Stockholders' equity
 Preferred stock, $.001 par value; 1,000,000
 shares authorized; no shares issued and
 outstanding

 Common Stock, $.001 par value; 20,000,000
 shares authorized; 424,600 shares issued
 and outstanding                                   425      425       425

 Additional paid-in capital                        821      821       821

 Accumulated deficit during the development
 stage                                          (2,413)  (2,250)   (2,086)
 Total stockholders' equity                     (1,167)  (1,004)     (840)
 Total liabilities and stockholders' equity    $     -  $    53   $   107

See accompanying notes to financial statements

                          MIRADOR EQUITY PARTNERS, LTD.
                          (A Development Stage Company)
                            Statements of Operations
                    Years Ended March 31, 1997, 1996, 1995
               and Cumulative from Inception to March 31, 1997
                                                                Cumulative
                                                                   From
                                                                 Inception
                                                              (June 11, 1992)

                                                               to March 31,

                                      1997     1996     1995       1997
 Revenues                           $    -    $    -   $     -    $    -

 Operating expenses
 General and administrative            110       110     1,542     2,150
 Amortization                           53        54        54       263
 Total operating expenses              163       164     1,596     2,413

 Net (loss)                         $ (163)   $ (164)  $(1,596)  $(2,413)
 Net (loss) per share               $    -    $    -   $     -   $  .(01)

 Weighted average number of
 shares outstanding                424,600   424,600   424,600   418,913

See accompanying notes to financial statements

                        MIRADOR EQUITY PARTNERS, LTD.
                        (A Development Stage Company)
                Statement of Changes in Stockholders' Equity
            From Inception (June 11, 1992) Through March 31, 1997
                                                          Accumulated
                                                            Deficit
                              Common Stock   Additional   During the
                                              Paid-In     Development
                            Shares   Amount   Capital       Stage       Total
 Issuance of common stock  400,000   $  400   $   100      $     -    $   500
 Net (loss)                      -        -         -         (269)      (269)

 Balances at
 March 31, 1993            400,000      400       100         (269)       231

 Net (loss)                      -        -         -         (221)      (221)

 Contribution to capital         -       -        500           -        500

 Sale of shares in private
 placement on September
 30, 1993                   24,600      25        221           -        246

 Balances at
 March 31, 1994            424,600  $  425     $  821     $  (490)    $  756

 Net (loss)                      -       -          -      (1,596)     (1,596)

 Balances at
 March 31, 1995            424,600  $  425     $  821     $(2,086)    $  (840)

 Net (loss)                      -       -          -        (164)       (164)
 Balances at
 March 31, 1996            424,600  $  425    $   821     $(2,250)    $(1,004)

 Net (loss)                      -       -          -        (163)       (163)

 Balances at
 March 31, 1997            424,600  $  425    $   821     $(2,413)    $(1,167)

See accompanying notes to financial statements

                              MIRADOR EQUITY PARTNERS, LTD.
                              (A Development Stage Company)
                                Statements of Cash Flows
                         Years Ended March 31, 1997, 1996, 1995
                    and Cumulative from Inception to March 31, 1997

                                                                 Cumulative
                                                                     From
                                                                   Inception
                                                               (June 11, 1992)
                                                                  to March 31,
                                         1997     1996     1995       1997
CASH FLOWS FROM OPERATING
 ACTIVITIES
 Net (loss)                           $  (163)  $  (164)  $(1,596)  $(2,413)

 Add item not requiring the use
 of cash - amortization                    53        54        54      2.63
 Increase in accounts payable             110       110       779     1,167
 Net cash flows from operating
 activities                                 -         -      (763)     (983)

 CASH FLOWS FROM INVESTING
 ACTIVITIES
 Organization costs                         -         -        -       (263)
 Net cash flows from investing
 activities                                 -         -        -       (263)

 CASH FLOWS FROM FINANCING
 ACTIVITIES
 Contribution to capital                    -         -        -        500
 Sale of common stock                       -         -        -        746
 Net cash flows from financing
 activities                                 -         -        -      1,246

Net decrease in cash                        -         -     (763)         -

Cash balance at beginning of period         -         -      763          -

Cash balance at end of period           $   -     $   -    $   -    $     -

See accompanying notes to financial statements


                       MIRADOR EQUITY PARTNERS, LTD.
                       (A Development Stage Company)
                       Notes to Financial Statements
                Years Ended March 31, 1997, 1996 and 1995

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

2. CASH AND CASH EQUIVALENTS

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

3. RELATED PARTY TRANSACTIONS

The Company currently receives the use of office space free of charge from Jehu Hand, president of the Company. I he fair market value of the office space in the same geographic region is $20 per month.
The officers and directors of the Company currently serve without compensation.

4. INCOME TAXES

The fiscal year end of the Company is March 31st and an income tax return has not been filed. However, if an income tax return had been filed, the Company would have a net operating loss carry forward of $2,086 that would begin expiring in the year 2009.

5. STOCK OPTION PLAN

The Company has stock option plans for directors, officers, employees, advisors, and employees of companies that do business with the Company, which provide for non-qualified and qualified stock options. The Stock
Option Committee of the Board determines the option price which cannot be less than the fair market value at the date of the grant of 110% or the fair market value if the Optionee holds 10% or more of the Company's common stock. The price per share of share subject to a Non-Qualified
Option shall not be less than 85% of the fair market value at the date of the grant. Options generally expire either three months after termination of employment, or ten years after date of grant (five years if the optionee holds 10% or more of the Company's common stock at the time of grant).
 Options outstanding:
          Shares allocated              2,000,000
               Option price                 $ .50

          Balance at inception
          Granted                          40,000

          Balance outstanding at
          March 31, 1993              40,000

          Granted                               -

          Balance outstanding at
          March 31, 1994              40,000

          Granted                          20,000
          Lapsed                          (20,000)

          Balance outstanding at
          March 31, 1995              40,000

          Granted                              -
          Lapsed                               -

          Balance outstanding at
          March 31, 1996               40,000

          Granted                               -
          Lapsed                                -

          Balance outstanding at
          March 31, 1997               40,000

          Exercisable in June, 1997 40,000




                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 LUCAS EDUCATIONAL SYSTEMS, INC.


Dated: 11/26/97                   By: /ss/ Jerry R. Lucas
                                            President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated:



Dated: 11/26/97                 By: /ss/ Jerry R. Lucas
                                          President and Director