Form 10QSB
period 1997-12-31
LUCAS EDUCATIONAL SYSTEMS INC
filed 1998-05-12
CIK 925663

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended December 31, 1997
                           -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No. 0-24374
                                            ----------

                        LUCAS EDUCATIONAL SYSTEMS, INC.
                      -----------------------------------
              (Name of Small Business Issuer in its Charter)

       DELAWARE                                            33-0611764
       --------                                            ----------
(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)

                               P. O. Box 789
                        Templeton, California 93465
                        ---------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (805) 434-3982

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---


               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes____        No ___

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                               April 8, 1998

                          Common - 11,243,619 shares

                     DOCUMENTS INCORPORATED BY REFERENCE

          A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Consolidated Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, these Consolidated Financial Statements fairly present the financial condition of the Company.

                Lucas Educational Systems, Inc.
           (Formerly Mirador Equity Partners, Ltd.)
                (A Development Stage Company)
                         Balance Sheets

                               Assets

                                             March 31      December 31,
                                               1997            1997

 Current Assets - Cash                    $      100    $             41

 Other Assets - Organization Costs, Net          434                 365

               Total Assets                $     534    $            406

           Liabilities and Stockholders' Equity

 Current Liabilities - Accounts Payable    $     465    $          1,215

 Stockholders' Equity
    Preferred Stock, $.001 par;
    1,000,000 shares authorized;
    no shares issued and outstanding

    Common Stock, $.001 par; 20,000,000
    shares authorized; 10,550,000 and
    10,718,750 issued and outstanding      $  10,550    $         10,719

    Additional Paid in Capital               (10,450)              6,069

    Accumulated Deficit During Development
    Stage                                        (31)            (17,597)

               Total Liabilities and
               Stockholders' Equity        $     534    $            406

              Lucas Educational Systems, Inc.
          (Formerly Mirador Equity Partners, Ltd.)
                (A Development Stage Company)
                  Statements of Operations
                                                                Cumulative
                                                              From Incpetion
                                                              December 5, 1996
                     For the Nine Months For the Three Months         to
                       Ended December 31  Ended December 31      December 31,
                        1997      1996      1997      1996          1997
 Revenues             $      -    $    -  $    -     $     -    $     -

 Operating Expenses
    Amortization            69         -        23         -          100
    General and
    Administrative      17,497         -    16,718         -       17,497

 Total Operating
 Expenses               17,566         -    16,741         -       17,597

 Net Profit (Loss)     (17,566)        -   (16,741)        -      (17,597)

 Net Profit (Loss)
 Per Share            $(0.0017)   $    -  $(0.0016)   $    -    $ (0.0017)

 Weighted Average
 Number of           10,580,682     None  10,641,712    None    10,591,564
Shares Outstanding

               Lucas Educational Systems, Inc.
          (Formerly Mirador Equity Partners, Ltd.)
                (A Development Stage Company)
                   Statements of Cash Flows
                                                              Cumulative
                                                            From Inception
                                                           December 5, 1996
                  For the Nine Months For the Three Months        to
                   Ended December 31    Ended December 31    December 31,
                     1997      1996      1997      1996          1997
      Operating Activities

 Net Profit (Loss) from
 Operations            $(17,566) $     -  $(16,741) $      -  $ (17,597)

 Add (subtract) items
 not requiring cash:
     Amortization            69        -        23         -       100
     Noncash payment of
     current expenses
     (see below)         16,688        -    16,688         -    16,688

 Adjustments to cash basis:
    Increase (Decrease) in
    Accounts Payable      1,215        -         -         -     1,215

 Net Cash Inflows
 (Outflows) from
 Operating Activities   $   406    $   -  $    (30)  $     -  $    406

      Investing Activities

 Organizational Costs   $  (465)       -          -        -  $   (465)

      Financing Activities

 Sale of Common Stock         -        -          -        -  $    100

 Net Cash Inflows (Outflows)(59)       -        (30)       -        41

 Beginning Cash Balance     100        -         71        -         -

 Ending Cash Balance         41        -         41        -        41

 Supplemental Disclosure of Noncash Activity:

 1. The Company issued 168,750 of its $.001 par value stock in full satisfaction of $1,688 in services rendered.
 2. The Company split its stock 4.357:1 and issued 8,700,000 non-paid shares to existing shareholders.
 3. The Company accepted $15,000 in services from an unrelated provider as additional paid in capital.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
-----------------

      The Company has not engaged in any material operations or had any revenues from operations during the quarter ended December 31, 1997. The Company completed a reorganization whereby it acquired all of the outstanding voting securities of Lucas Educational Systems, Inc., a Nevada corporation ("Lucas-Nevada"), in a Form 8-K Current Report dated November 11, 1997, which has been previously filed with the Securities and Exchange Commission and is incorporated herein by reference.

Results of Operations.
----------------------

     At December 31, 1997, the Company had $534 in assets and current liabilities of $465. There were no revenues in the six months ended December 31, 1997 and 1996, and losses from operations during these periods were ($17,566) and $0, respectively.

Liquidity
---------

     The Company had an increase in expenses during the quarter, due to the costs associated with the reorganization.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of the Company's security holders during the period covered by this Report.

Item 5.   Other Information.

Item 6.   Exhibits and Reports on Form 8-K.

                                                        Exhibit
          (a)  Exhibits.*                                Number

          (b)  Reports on Form 8-K.

             Dated November 11, 1997

      * A summary of any Exhibit is modified in its entirety by reference to the actual Exhibits.

                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LUCAS EDUCATIONAL SYSTEMS, INC.



Date: 5/12/98                          By:/s/Jerry R. Lucas
                                       Jerry R. Lucas
                                       President and Director



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                       LUCAS EDUCATIONAL SYSTEMS, INC.



Date: 5/12/98                          By:/s/Jerry R. Lucas
                                       Jerry R. Lucas
                                       President and Director


Date: 5/12/98                          By:/s/Cheryl W. Lucas
                                       Cheryl W. Lucas
                                       Secretary/Treasurer and Director