Form 10KSB
period 1998-03-31
LUCAS EDUCATIONAL SYSTEMS INC
filed 1998-08-25
CIK 925663

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                          FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from               to
                              --------------   -----------------

                  Commission file number 0-24374

                 LUCAS EDUCATIONAL SYSTEMS, INC.
                 -------------------------------
       (Exact name of small business issuer in its charter)

           DELAWARE                                      62-1690722
           --------                                      ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                           P. O. Box 789
                    Templeton, California 93465
                    ---------------------------
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State issuer's revenues for its most recent fiscal year: $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     August 20, 1998 - $13,498,613. There are approximately 2,918,619 shares of common voting stock of the Registrant held by non-affiliates. During the past two years, there has been no "established public market" for shares of common voting stock of the Registrant. This valuation is based upon the average bid price for shares of common stock of the Registrant on the OTC Bulletin Board of the NASD on such date.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                             N/A

             (APPLICABLE ONLY TO CORPORATE ISSUERS)

     The number of shares outstanding of the issuer's classes of Common Stock as of August 20, 1998:

         Common Stock, $0.001 Par Value - 11,643,619 shares

               DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Part III, Item 13 of this report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---      ---

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

        Effective November 5, 1997, Mirador Equity Partners, Ltd., a Delaware corporation (the "Company"), effected a 4.357 for one forward split of its outstanding voting securities, while retaining the authorized capital and par value, with appropriate adjustments in the stated capital and capital surplus accounts of the Company. This forward split was reflected in an amendment to the Articles of Incorporation of the Company of such date, and in which the name of the Company was changed from "Mirador Equity Partners, Ltd." to "Lucas Educational Systems, Inc." A copy of the Articles of Amendment respecting these changes was attached to the 8-K Current Report of the Company dated November 11, 1997, which has been previously filed with the Securities and Exchange Commission (the "Commission") and which is incorporated herein by reference. See Part III, Item 13, of this Report.

         Pursuant to an Agreement and Plan of Reorganization dated
November 7, 1997 (the "Plan"), between the Company; Lucas Educational
Systems, Inc., a Nevada corporation ("Lucas Nevada"); and Jerry R. Lucas, Cheryl W. Lucas and William R. Murray, the stockholders of Lucas Nevada (sometimes collectively called the "Lucas Nevada Stockholders"), the Lucas Nevada Stockholders became the controlling stockholders of the Company in a transaction viewed as a reverse acquisition, and Lucas Nevada became a wholly-owned subsidiary of the Company. The Plan was treated as a recapitalization of Lucas Nevada for accounting purposes, and the effective date of the Plan was November 11, 1997. For further information, see the 8-K Current Report of the Company dated November 11, 1997. See Part III, Item 13, of this Report.

Business.
---------

       The Company, through its wholly-owned Nevada subsidiary, Lucas Nevada, was formed to develop, produce and market the extraordinary learning and memory techniques and related products that have been developed by Mr. Lucas over the past 30 years. These techniques enable anyone to learn, memorize and retain any subject matter more thoroughly and effectively than using traditional repetition-based methods of learning and memorization. The Lucas Learning System makes learning fun again. It is based on visual-reinforced association, which is how children learn before they are able to read.
Because of its extraordinary effectiveness in creating an ability to retain information, Mr. Lucas has trademarked the following phrase to describe his system: "Learning that lasts".

      Mr. Lucas' vision for the Company is to change the way people learn "Making a difference in people's lives." The premise of The Lucas Learning System is that memory requires that something be "registered" in the mind and that it is much easier for a picture of something tangible to register than an intangible concept, word or phrase.

      The Company's products not only teach an extraordinarily effective way of learning, but they also apply the technique to specific subject matter, maximizing the learning process and minimizing the effort required by the user to acquire knowledge. Numerous religious and educational leaders, as well as seminar attendees, have endorsed the Company's technique and products.

      Mr. Lucas has experience with direct marketing of his products using television appearances and spot commercials. Direct marketing typically provides a higher percentage of revenues to the Company. Consequently, based on the success realized previously by Mr. Lucas and the broad potential appeal of these products, the Company intends to sell its products, at least initially, directly to consumers. Methods used to reach consumers will likely
include:   QVC shopping network; talk shows; direct mail; internet web sites;
and joint ventures. The Company believes that after consumers realize the worth of their original purchase, they will order additional non-advertised products.

      The Company proposes to fund the production of the Company's "Bible Memory" video series and "Ready, Set, Remember" children's products; produce and pay for television spots in selected markets and enable Mr. Lucas to obtain guest appearances on talk shows, develop a relationship with QVC and pursue contacts who have expressed interest in working with Mr. Lucas to develop the Company. It is anticipated that this activity will create awareness of and demand for additional products, and warrant marketing through additional channels, which may require further funding.

      The potential markets include: parents who want to make learning easier and enjoyable for their children; people of all ages who want to memorize Biblical verses and facts; business people who want to remember names and faces; students who want to study effectively and retain that knowledge for college entrance exams; students and others who want to learn and retain grammar rules; students and others who want to learn foreign languages or foreign students who want to learn English; and, everyone who wants learning to be easier and long-lasting.

Principal Products or Services and their Markets.
-------------------------------------------------

      The Company produces, markets and distributes proprietary learning and memory techniques and related products developed by ex-NBA legend Jerry Lucas, who currently serves as the President and a director of the Company, and who, with his wife, Cheryl W. Lucas, are the principal and controlling stock holders of the Company.

      The products have universal appeal for easier learning and lasting memory. Because of this and the fact that the Company's learning and memorization techniques can be applied to any field of study, the market for the Company's products is vast. See the heading "Business," above.

Competition.
------------

     Although there are various persons and entities engaged in similar endeavors, management believes there is no direct competition with the Company due to the unique nature of the proprietary learning and memory techniques and related products developed by Mr. Lucas.

Sources and Availability of Raw Materials.
------------------------------------------

       None, not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
----------------

       Mr. Lucas has granted a 99 year license to use the technique for a variety of products, many complete, but several more in various stages of design and development. The Company also intends to design and develop additional products. The Company's current and future products are and will be protected by copyrights. A copy of this Licensing and Royalty Agreement was attached to the 8-K Current Report dated November 11, 1997. See Part III,
Item 13, of this Report.

Governmental Approval of Principal Products or Services.
--------------------------------------------------------

     None, not applicable.

Effects of Existing or Probable Governmental Regulations.
---------------------------------------------------------

     The Company is subject to Regulation 14A of the Commission, which regulates proxy solicitations. Section 14(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), requires all companies with securities registered pursuant to Section 12(g) thereof to comply with the rules and regulations of the Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of the Company at a special or annual meeting thereof or pursuant to written consent will require the Company to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders.

     The Company is also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

     Management believes that these obligations will increase the Company's annual legal and accounting costs, but it is expected that assets will be sufficient to meet these costs; in the event that assets are not sufficient, it is likely that management will advance funds or that funds will be raised through the limited offering of the Company's securities to "accredited investors." See the heading "Plan of Operation" of the caption "Management's Discussion and Analysis or Plan of Operation," Part I, Item 2 of this Report.

Cost and Effect of Compliance with Environmental Laws.
------------------------------------------------------

     None; not applicable.

Research and Development Expenses.
----------------------------------

     None; not applicable.

Number of Employees.
--------------------

     The Company currently has six employees.

Item 2.  Description of Property.
         ------------------------

     The Company currently maintains its corporate headquarters in
Templeton, California, in approximately 5,000 square feet of leased office
and warehouse space, at a monthly lease price of $3,000 per month.   This
property is leased from Cheryl W. Lucas, the Treasurer and a director of the Company; however, management believes that the terms of this lease are no less favorable than could have been obtained from non-affiliated parties. For additional information respecting this lease, see the Notes of the financial statements of the Company accompanying this Report. See Item 7 of this Report for a complete description of the financial statements included herein.

Item 3.  Legal Proceedings.
         ------------------

     The Company is not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     No matter was been submitted to a meeting of the stockholders during the preceding fiscal year.

                          PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     There has only been a "public market" for shares of the Company's common stock since the first quarter of 1998. On or about February 3, 1998, the Company obtained a listing on the OTC Bulletin Board of the NASD under the
trading symbol "LEDS."   This is not an "established trading market."

     The range of high and low bid quotations for the Company's common stock during the quarters ended March 31 and June 30, 1998, is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS*

                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---
March 31, 1998                          7.125                 .375

June 30, 1998                           7.3125               5.125


Holders
-------

     The number of record holders of the Company's common stock as of August 20, 1998, was approximately 155.

Options and 144 Sales
---------------------

     The Company does not have any outstanding options or warrants.

Dividends
---------

     The Company has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future. The present intention of management is to utilize all available funds for the development of the Company's current and intended business operations. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

Recent Sales of Unregistered Securities.
----------------------------------------

     The following table outlines all sales of "restricted securities" by the Company during the past three years.

Name                                 Date           Number of Shares

Jerry R. & Cheryl W. Lucas         11/5/97      8,500,000(1)

William R. Murray                  11/5/97          200,000(1)

David E. Nelson                     2/24/98           25,000(2)

Smith Consulting Services, Inc.,    2/24/98          400,000(3)
a Utah corporation, ("SCS")         5/15/98          400,000(3)

Kim W. Boyce                        2/25/98          100,000(4)
                                     8/4/98           30,000(5)

Cooperative Holding Corp.           8/18/98            5,000(5)

Gale C Leetzow, Trustee, Gale C.    8/17/98           25,000(5)
Leetzow & Associates. Emp. Plan     8/17/98            5,000(5)
and Trust

Michael M. Rammell & Jane Rammell   8/12/98           25,000(5)
Revocable Family Trust

     1) These shares were issued under the Plan with Lucas Nevada. See the heading "Business Development," Part I, Item 1, of this Report.

     2) David E. Nelson's shares were issued for services rendered as Chief Financial Officer.

     3) The principal stockholder of SCS is Karl S. Smith, a person who owns in excess of 5% of the outstanding voting securities of the Company, taking into account the common stock owned by SCS. These shares were issued for $380,000 advanced to the Company.
          See Part III, Item 11, of this Report.

     4)   These shares were issued for cash at $2.00 per share.

     5) These shares were purchased for cash at $2.00 per share, but, are unissued as of the date of this Report. Mr. Boyce converted a convertible note in this amount on this date. These funds were loaned on June 4, 1998.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

     The Company plans in the next twelve months to gain a contractual agreement with QVC to market selected products for a specific period of time, and, to further promote the Company's products through other direct or indirect marketing channels.

     The Company plans to satisfy its cash requirements with certain contingent contracts mentioned above; if these contracts are not consummated, the Company will need $500,000 for operations for the next twelve months, and these funds will need to be raised through debt or equity to finance its continued operations.

Results of Operations.
----------------------

     Revenues for the fiscal years ending March 31, 1997 and 1998, were $0, and $0, respectively.

     The Company had a net loss of ($63) from inception through the year ended March 31, 1997; and a net loss of ($351,181) for the year ended March 31, 1998.

Liquidity.
----------

     From inception through the year ended March 31, 1997, the Company and had total expenses of $63, while receiving $0 in revenues; the Company received $0 in revenues, with total expenses of $351,181 during the fiscal year ended March 31, 1998.

     The Company had an increase in expenses during the year ended March 31, 1998, due to the costs associated with the reorganization with Lucas Nevada; and general and administrative expenses increased as a result of intended operations.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Consolidated Financial Statements for the years ended
          March 31, 1997 and 1998

          Independent Auditor's Report

          Consolidated Balance Sheets - March 31, 1998

          Consolidated Statements of Operations from inception on December 5, 1996 to March 31, 1998 and the Year ended March 31, 1998

          Consolidated Statements of Stockholders' Equity (Deficit) from inception on December 5, 1996 through March 31, 1998

          Consolidated Statements of Cash Flows from inception on December 5, 1996 through March 31, 1998 and the Year ended March 31, 1998

          Notes to Consolidated Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     None; not applicable.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers
--------------------------------------------------

     The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of stockholders or until their successors are elected or appointed and qualified, or their prior resignations or terminations.


                                      Date of          Date of
                    Positions         Election or      Termination
  Name              Held              Designation      or Resignation
  ----              ----              -----------      --------------

Jerry R. Lucas      President           11/25/96                *
                    Director            11/25/96                *

Cheryl W. Lucas     Secretary/          11/25/96              3/5/98
                    Treasurer           11/25/96                *
                    Director            11/25/96                *

William R. Murray   Vice President      11/25/96                *

David E. Nelson     CFO                  1/28/98                *
                    Secretary             3/6/98                *

          *    These persons presently serves in the capacities indicated.

Business Experience.
--------------------

         Jerry R. Lucas. President and Director, age 57. Mr. Lucas was Phi Beta Kappa graduate of Ohio State University; he has written extensively on learning and memory training. Learning and memory training have been passions of his since his childhood days. While still in the NBA, Mr. Lucas co-authored The Memory Book, which was number two on the New York Times' "Best Seller" list for 50 weeks. The book sold over three million copies. Mr. Lucas has 30 years' experience in developing, promoting and selling learning and memory training products. His promotional efforts have been greatly aided by his expertise in another field-basketball. He was voted one of the top 50 basketball players of all time, having been a three-time college All-American at Ohio State and a seven-time All-Pro with the New York Knicks. He is one of only two players to average over 20 points and 20 rebounds per game during an entire NBA season-a feat he accomplished twice.

        William R. Murray. Vice President, age 56. Mr. Murray has over 30 years' experience, including significant management experience relating to the Company's intended operations. Early in his career, he was responsible for ordering and stock control for a major grocer. From 1986 to 1989, he was in charge of product development and inventory/warehouse management for Edwin Cole Ministries, an operation similar in distribution channels and merchandising approach to that of the Company. In addition, Mr. Murray has considerable experience in booking engagements for various individuals and groups, which will be invaluable in providing Mr. Lucas with opportunities to appear on talk-shows and the like.

        Cheryl W. Lucas. Treasurer and Director, age 43. Ms. Lucas is President and Director of Second Chance for Love Humane Society, and was Vice President of Marketing of CCI Communications. She was also Vice President of the Latin American Division of Parker International. She received a B.A. Degree in Criminal Justice in 1976 from California State University.

          David E. Nelson, CPA, Secretary and Chief Financial Officer. Mr. Nelson, age 55, received a B.S. degree in accounting from the University of Utah in 1966. He has over 20 years' experience in operations, finance and regulatory compliance of stock brokerage firms. He is the past President of Covey & Company, Inc. Mr. Nelson has been a member of the NASD Board of Arbitrators, the American Institute of Certified Public Accountants and the Utah Association of Certified Public Accountants.

Family Relationships
--------------------

          Jerry R. Lucas, the President and a director of the Company, and Cheryl W. Lucas, the Treasurer and a director, are husband and wife, and together are the controlling stockholders of the Company.

Involvement in Certain Legal Proceedings
----------------------------------------

          Except as indicated below and to the knowledge of management, during the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the Company:

          (1) Was a general partner or executive officer of any business by or against which any bankruptcy petition was filed, whether at the time of such filing or two years prior thereto;

          (2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities:

          (4) Was found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     To the knowledge of management, all reports required to be filed under
Section 16(a) of the Securities and Exchange Act of 1934, as amended, have been filed by directors, executive officers, promoters and controlling persons of the Company.

Item 10. Executive Compensation.
         -----------------------

Cash Compensation
-----------------

          The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                         SUMMARY COMPENSATION TABLE

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

Jerry R.
Lucas,      3/31/96    0     0     0     0      0     0   0
President,  3/31/97    0     0     0     0      0     0   0
Director    3/31/98  8,000   0     0     0      0     0   0

Cheryl W.
Lucas,      3/31/96    0     0     0     0      0     0   0
Tres,       3/31/97    0     0     0     0      0     0   0
Director    3/31/98    0     0     0     0      0     0   0

William R.
Murray,     3/31/96    0     0     0     0      0     0   0
V Pres      3/31/97    0     0     0     0      0     0   0
            3/31/98  6,000   0     0     0      0     0   0

David E.
Nelson,     3/31/96    0     0     0     0      0     0   0
Sec & CFO   3/31/97    0     0     0     0      0     0   0
            3/31/98  1,000   0     0     0      0     0   0

Bonuses and Deferred Compensation
---------------------------------

          None.

Compensation Pursuant to Plans
------------------------------

         None.

Pension Table
-------------

          None; not applicable.

Other Compensation
------------------

          None.

Compensation of Directors
-------------------------

          None.

Employment Contracts
--------------------

         The Company has no written employment contracts, but has made the following arrangements with members of management, to wit: Jerry R. Lucas is paid a salary of $8,000 per month; William R. Murray is paid a salary of $6,000 per month; and David E. Nelson is paid $1,000 per month.

Termination of Employment and Change of Control Arrangements
------------------------------------------------------------

         Except as indicated under the heading "Employment Contracts," of this Item, above, there are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or its subsidiaries, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

          The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of the date of this Report:

                            Percentage                     Number
Name and Address            of Class              of Shares Beneficially Owned


Jerry R. Lucas                 73%                      8,500,000
Cheryl W. Lucas
P. O. Box 789
Templeton, CA 93465

Smith Consulting Services Inc.  7.3%                      852,063
455 East 500 South, Suite #201
Salt Lake City, Utah 84111

                               80.3%                    9,352,063

          Each of these individuals or entities has sole investment and voting power with regard to the securities listed opposite his or its name.

     Security Ownership of Management.
     ---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:


                           Percentage                Number
Name and Address           of Class            of Shares Beneficially Owned

Jerry R. Lucas                 73%                      8,500,000
Cheryl W. Lucas
P. O. Box 789
Templeton, CA 93465

William R. Murray               1.7%                      200,000
P. O. Box 146
Avilla Beach, CA 93424

David E. Nelson                  .2%                       25,000
68 South Main #600
Salt Lake City, Utah 84101

All directors and executive
officers as a group (4)        74.9%                    8,725,000

          Each of these individuals has sole investment and voting power with regard to the securities listed opposite his or her name. See Part III,
Item 9, of this Report, for information concerning the offices or other capacities in which the foregoing persons serve with the Company.

Changes in Control
------------------

        See the 8-K Current Report dated November 11, 1997, which is incorporated herein by reference. See Part III, Item 13, "Exhibits and Reports on Form 8-K."

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

          Except as indicated in the 8-K Current Report dated November 11, 1997, and except for the lease of the principal executive offices and warehouse described in Item 2 of this Report from Cheryl W. Lucas, there have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Certain Business Relationships.
-------------------------------

          Except as indicated in the 8-K Current Report dated November 11, 1997, and except for the lease of the principal executive offices and warehouse described in Item 2 of this Report from Cheryl W. Lucas, there have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
---------------------------

          Except as indicated in the 8-K Current Report dated November 11, 1997, and except for the lease of the principal executive offices and warehouse described in Item 2 of this Report from Cheryl W. Lucas, there have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

         Jerry R. Lucas, the President and a director of the Company and Cheryl W. Lucas, Treasurer and a director, who are husband and wife, by virtue of their ownership of in excess of 73% of the outstanding voting securities of the Company, may be deemed to be parents of the Company.
For information regarding transactions between the Company and Mr. Lucas, see the other headings of this Item; also see Part III, Item 11, of this Report, respecting stock ownership.

Transactions with Promoters.
----------------------------

          Except as indicated in the 8-K Current Report dated November 11, 1997, and except for the lease of the principal executive offices and warehouse described in Item 2 of this Report from Cheryl W. Lucas, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.*
         ---------------------------------

Reports on Form 8-K**

          8-K Current Report dated November 11, 1997, regarding the Plan with Lucas Nevada and the following exhibits:

Agreement and Plan of Reorganization

     Exhibit A -    Lucas Stockholders
     Exhibit B -    Mirador Equity Partners, Ltd. Financial
                    Statements for the periods ended
                    March 31, 1997 and 1996
     Exhibit B-1 -  Mirador Equity Partners, Ltd. Unaudited
                    Financial Statements for the
                    period ended September 30, 1997
     Exhibit C -    Exceptions to Mirador Equity Partners, Ltd. Financial
                    Statements
     Exhibit D -    Lucas Educational Systems, Inc. Financial
                    Statements for the period from
                    inception (December 5, 1996) to
                    June 30, 1997 and three months ended September
                    30, 1997 (See Item 7 above)
     Exhibit E -    Exceptions to Lucas Educational Systems Financial
                    Statements
     Exhibit F -    Investment Letter
     Exhibit G -    Compliance Certificate of Mirador Equity Partners, Ltd.
                    Corporation
     Exhibit H -    Compliance Certificate of
                    Lucas Educational Systems, Inc.
     Exhibit I -    Consultant Shares

Certificate of Amendment to Certificate of Incorporation reflecting name change to
"Lucas Educational Systems, Inc." and forward split of shares

Licensing and Royalty Agreement

Exhibits*

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------
          8-K Current Report dated          Part I, Item 1
          November 11, 1998**               Part III, Item 11
                                            Part III, Item 12
          (ii)

Exhibit
Number               Description
------               -----------

 21      Subsidiaries of the Company

 27       Financial Data Schedule
          * Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits.
          ** These documents and related exhibits have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 LUCAS EDUCATIONAL SYSTEMS, INC.


Dated: 8/25/98                      By: /ss/ Jerry R. Lucas
                                    Jerry R. Lucas
                                    President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated:



Dated: 8/25/98                      By: /ss/ Jerry R. Lucas
                                    Jerry R. Lucas
                                    President and Director

Dated: 8/25/98                      By: /ss/ Cheryl W. Lucas
                                    Cheryl W. Lucas
                                    Treasurer and Director

Dated: 8/25/98                      By: /ss/ William R. Murray
                                    William R. Murray
                                    Vice President

Dated: 8/24/98                      By: /ss/ David E. Nelson
                                    David E. Nelson
                                    Secretary and CFO

                     LUCAS EDUCATIONAL SYSTEMS, INC.
                (Formerly Mirador Equity Partners, Ltd.)
                      (A Development Stage Company)

                    CONSOLIDATED FINANCIAL STATEMENTS

                         March 31, 1998 and 1997

                      INDEPENDENT AUDITORS  REPORT

To the Board of Directors
Lucas Educational Systems, Inc.
(Formerly Mirador Equity Partners, Ltd.)
(A Development Stage Company)
Templeton, California

We have audited the accompanying consolidated balance sheet of Lucas Educational Systems, Inc. (formerly Mirador Equity Partners, Ltd.) (a development stage company) as of March 31, 1998 and the related consolidated statements of operations, stockholders equity and cash flows for the year ended March 31, 1998 and from inception on December 5, 1996 through March 31, 1997 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lucas Educational Systems, Inc. (formerly Mirador Equity Partners, Ltd.) (a development stage company) as of March 31, 1998 and the results of their operations and their cash flows for the year ended March 31, 1998 and from inception on December 5, 1996 through March 31, 1997 and 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company is a development stage company with no significant operating revenues to date which raises substantial doubt about its ability to continue as a going concern. Management s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/S/Jones, Jensen & Company

Jones, Jensen & Company
Salt Lake City, Utah
August 4, 1998

                     LUCAS EDUCATIONAL SYSTEMS, INC.
                (Formerly Mirador Equity Partners, Ltd.)
                      (A Development Stage Company)
                       Consolidated Balance Sheet
                                 ASSETS
                                                        March 31,
                                                          1998
CURRENT ASSETS

 Cash                                                 $   37,191
 Inventory                                                 5,610

  Total Current Assets                                    42,801

FIXED ASSETS

 Leasehold improvements                                   11,070
 Vehicles                                                 37,382
 Furniture and fixtures                                    1,931
 Computer equipment                                       17,009
 Master videos                                            13,577
 Accumulated depreciation                                 (5,750)

  Total Fixed Assets                                      75,219

OTHER ASSETS

 Deposits                                                  3,000

  Total Other Assets                                       3,000

  TOTAL ASSETS                                        $  121,020

                   LIABILITIES AND STOCKHOLDERS  EQUITY

CURRENT LIABILITIES

 Accounts payable                                    $   46,036
 Payroll taxes payable                                    6,460
 Payroll payable                                          3,403

  Total Liabilities                                      55,899

COMMITMENTS AND CONTINGENCIES (Notes 5, 7)

STOCKHOLDERS  EQUITY

 Common stock authorized 20,000,000
 shares at $0.001 par value; 11,243,619 and
 8,700,000 shares issued and outstanding, respectively   11,244
 Additional paid-in capital (deficit)                   405,146
 Stock subscription receivable                              (25)
 Deficit accumulated during the development stage      (351,244)

  Total Stockholders  Equity                             65,121

  TOTAL LIABILITIES AND STOCKHOLDERS  EQUITY         $  121,020

                      LUCAS EDUCATIONAL SYSTEMS, INC.
                 (Formerly Mirador Equity Partners, Ltd.)
                       (A Development Stage Company)
                   Consolidated Statements of Operations
                            For the
                             Year         From Inception on
                             Ended     December 5, 1996 Through
                             March 31,         March 31,
                             1998         1997          1998
REVENUES                    $   -        $   -       $   -

OPERATING EXPENSES

 General and administrative    345,431           63     345,494
 Amortization and depreciation   5,750       -            5,750

  Total Operating Expenses     351,181           63     351,244

NET LOSS                    $ (351,181)  $      (63) $ (351,244)

NET LOSS PER SHARE          $    (0.04)  $    (0.00)

                  LUCAS EDUCATIONAL SYSTEMS, INC.
              (Formerly Mirador Equity Partners, Ltd.)
                   (A Development Stage Company)
                 Statements of Stockholders  Equity
      From Inception on December 5, 1996 through March 31, 1998
                                                                    Deficit
                                           Additional             Accumulated
                                             Paid-In    Stock      During the
                                      Common Capital  Subscription Development
                              Shares  Stock (Deficit)  Receivable     Stage
Inception at December 5, 1996     -    $   -  $   -     $  -        $    -

Issuance of common stock at
 $0.00125 per share          8,700,000   8,700 (8,600)     -             -

Net loss from inception on
 December 6, 1996 through
 March 31, 1997                   -        -      -        -            (63)

Balance, March 31, 1997      8,700,000   8,700 (8,600)     -            (63)

Common stock issued in
 recapitalization            1,849,869   1,850 (1,810)     -             -

Common stock issued for
 cash and services of
 $0.60 per share               192,000     192 114,808    (25)           -

Common stock issued for debt
 at $0.60 per share            333,000     333 199,667     -             -

Common stock issued for
 services at $0.60 per share   168,750     169 101,081     -             -

Net loss for the year
 ended March 31, 1998             -        -       -       -        (351,181)

Balance, March 31, 1998     11,243,619 $11,244$405,146   $(25)    $ (351,244)

                     LUCAS EDUCATIONAL SYSTEMS, INC.
                (Formerly Mirador Equity Partners, Ltd.)
                      (A Development Stage Company)
                        Statements of Cash Flows
                                  For the
                                   Year       From Inception on
                                   Ended   December 5, 1996 Through
                                  March 31,        March 31,
                                    1998      1997       1998
CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net loss                        $ (351,181) $   (63) $ (351,244)
 Adjustments to reconcile net
  loss to net cash used by
  operating activities:
  Amortization and depreciation       5,750       -        5,750
  Common stock issued for services  116,225       -      116,225
  Common stock issued for debt      200,000       -      200,000
 Changes in operating assets and
   liabilities:
  Increase in inventory              (5,610)      -       (5,610)
  Increase in accounts payable       46,036       -       46,036
  Increase in payroll and taxes
  payable                             9,863       -        9,863

   Net Cash Provided (Used) by
    Operating Activities             21,083      (63)     21,020

CASH FLOWS FROM INVESTING
 ACTIVITIES:

 Increase in deposits                (3,000)      -       (3,000)
 Increase in fixed assets           (80,969)      -      (80,969)

   Net Cash (Used) by Investing
    Activities                      (83,969)      -      (83,969)

CASH FLOWS FROM FINANCING
 ACTIVITIES:

 Sale of common stock               100,040      100     100,140

   Net Cash Provided by Financing
    Activities                   $  100,040   $  100  $  100,140

NET INCREASE (DECREASE)
 IN CASH                         $   37,154   $   37  $   37,191

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                  37       -          -

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                $   37,191   $   37  $   37,191

SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW INFORMATION

 Interest paid                   $    -       $   -   $     -
 Income taxes paid               $    -       $   -   $     -

                     LUCAS EDUCATIONAL SYSTEMS, INC.
                (Formerly Mirador Equity Partners, Ltd.)
                      (A Development Stage Company)
             Notes to the Consolidated Financial Statements
                         March 31, 1998 and 1997

NOTE 1 - The financial statements presented are those of Lucas Educational Systems, Inc. (the Company). The Company was incorporated in the State of Delaware on June 11, 1992 to carry of any lawful activity under the laws of Delaware. On November 30, 1997, Mirador Equity Partners, Ltd. changed its name to Lucas Educational Systems, Inc. in conjunction with the merger with Lucas Educational Systems, Inc. Prior to the acquisition of Lucas Educational Systems, Inc., the Company had been seeking to merge with an existing, operating company.

Lucas Educational Systems, Inc. (premerger) (LEDS) was incorporated in the State of Nevada on December 5, 1996. The Company distributes memory aides for bible, English grammar and Spanish.

On November 5, 1997, the Company and LEDS completed an Agreement and Plan of Reorganization whereby the Company issued 8,700,000 shares of its common stock in exchange for all of the outstanding common stock of LEDS. Immediately prior to the Agreement and Plan of Reorganization, the Company had 1,849,869 post-split shares of common stock issued and outstanding.

The acquisition was accounted for as a recapitalization of LEDS because the shareholders of LEDS controlled the Company after the acquisition. Therefore, LEDS is treated as the acquiring entity. There was no adjustment to the carrying value of the assets or liabilities of LEDS in the exchange. The Company is the acquiring entity for legal purposes and LEDS is the surviving entity for accounting purposes. On November 5, 1997, the shareholders of the Company authorized a forward stock split of 1-for-4.357 shares of common stock. All references to shares of common stock have been retroactively restated to reflect the forward stock split.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a March 31 year end.

b.  Loss Per Share

The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements.

c.  Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents

d.  Inventory

Inventories consist of books held for resale and are stated at a lower of cost or market. The cost of the inventory includes the purchase price and direct costs such as freight-in

e.  Advertising Expense

The Company expenses advertising costs as incurred.

f.  Principles of Consolidation

The consolidated financial statements include those of the Company and LEDS. All significant intercompany accounts and transactions have been eliminated.

g.  Provision for Taxes

At March 31, 1998, the Company has net operating loss carryforwards of approximately $239,000 that may be offset against future taxable income through 2013. The tax benefit of the loss carryovers has been offset in full by a valuation allowance.

h.  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company is developing a marketing program for its educational products. In the interim, management has committed to covering all operating and other costs.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Operating  Lease

The Company leases its office and warehouse space. Future minimum lease payments required under the operating agreement are as follows:

       Year Ended                                    Operating
         March 31,                                    Lease

       1999                                          $   36,000
       2000                                              36,000
       2001                                              33,000

            Total minimum lease payments             $  105,000

The three year lease agreement is with a Company owned and operated by the wife of a major stockholder.

NOTE 5 - ACCOUNTS PAYABLE - RELATED PARTY

Accounts payable to a related party, unsecured, bearing no interest, due upon demand. Balances at March 31, 1998 and 1997 were $1,368 and $-0-, respectively.

NOTE 6 - LICENSING AND ROYALTY AGREEMENT

On August 13, 1997, the Company entered into an agreement with Jerry and Cheryl Lucas for rights to use the copyright, trademark, patents and name of the Company. Revenues produced from these activities will be 8% of the gross receipts. Jerry and Cheryl Lucas also have rights to purchase inventory of the Company at cost plus 10%. The term of the Agreement is 100 years.

NOTE 7 - SUBSEQUENT EVENTS

Common Stock Issued

On May 15, 1998, the Company authorized the issuance of 400,000 shares of common stock to a consultant for relief of debt of approximately $300,000. Approximately $36,000 was owed to the consultant at March 31, 1998 and the balance was incurred through May 15, 1998.