Form 10QSB
period 1998-06-30
LUCAS EDUCATIONAL SYSTEMS INC
filed 1998-08-25
CIK 925663

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended June 30, 1998
                           -------------

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

                               August 20, 1998

                          Common - 11,643,619 shares

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

                        LUCAS EDUCATIONAL SYSTEMS INC.
                                BALANCE SHEET

                                   ASSETS
                                                   June 30,      March 31,
                                                     1998          1998
CURRENT ASSETS
Cash in Bank                                      11,395.26      37,191
Inventory                                          5,610.00       5,610
Prepaid expenses -                                 3,000.00         -

TOTAL CURRENT ASSETS                              20,005.26      42,801

PROPERTY & EQUIPMENT
Leasehold improvements                            11,070.25      11,070
Furniture & fixture                                1,930.44       1,931
Computer equipment                                17,009.37      17,009
Automobiles                                       37,382.00      37,382
Video master tapes                                 1,577.25       1,577
Video set-up fee                                  12,000.00      12,000
Accumulated depreciation                         (10,363.85)     (5,750)

TOTAL PROPERTY & EQUIPMENT                        70,605.46      75,219

TOTAL ASSETS                                      90,610.72     121,020

                       LIABILITIES & EQUIPMENT
CURRENT LIABILITIES
Accounts Payable                                   1,529.88      46,036
Payroll Taxes Payable                                -            6,460
Payroll Payable                                      -            3,403
TOTAL CURRENT LIABILITIES                          1,529.88      55,899

LONG-TERM DEBT
Loan payable                                      60,000.00         -

TOTAL LONG-TERM DEBT                              60,000.00         -

MEMBERS' EQUITY
Common stock                                      11,644.62       11,244
Additional paid in                               455,873.90      405,146
Stock Subscription Receivable                        -               (25)
Retained earnings                               (351,244.18)    (351,244)
Net income                                       (87,193.50)

TOTAL EQUITY                                      29,080.84       65,121

TOTAL LIABILITIES AND EQUITY                      90,610.72      121,020

                       LUCAS EDUCATIONAL SYSTEMS INC.
                         STATEMENT OF OPERATIONS
                      YEAR TO DATE ENDED JUNE 30, 1998
                    AND YEAR ENDED MARCH 31, 1998
                                                  June 30,        March 31,
                                                    1998            1998
REVENUES
TOTAL REVENUES                                            0            0

GROSS PROFIT                                              0            0

EXPENSES
Amortization and Depreciation                      4,613.74        5,750
General and Administrative                        82,579.76      345,431

TOTAL OPERATING EXPENSES                          87,193.50      351,181

NET INCOME                                       (87,193.50)    (351,181)

                            Note to financial statements

     The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal, recurring nature.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
-----------------

      The Company has not engaged in any material operations or had any revenues from operations during the quarter ended June 30, 1998. The Company completed a reorganization whereby it acquired all of the outstanding voting securities of Lucas Educational Systems, Inc., a Nevada corporation ("Lucas Nevada"), reported in a Form 8-K Current Report dated November 11, 1997, which has been previously filed with the Securities and Exchange Commission and which is incorporated herein by reference.

     The Company plans in the next twelve months to gain a contractual agreement with QVC to market selected products for a specific period of time, and, to further promote the Company's product through other direct or indirect marketing channels.

     The Company plans to satisfy its cash requirements with certain contingent contracts mentioned above; if these contracts are not consummated, the Company will need $500,000 for operations for the next twelve months, and these funds will need to be raised through debt or equity to finance its continued operations.

Results of Operations.
----------------------

     At June 30, 1998, the Company had $20,005 in assets and current liabilities of $1,530. There were no revenues in the three months ended June 30, 1998, and losses from operations during this period were ($87,194).

Liquidity
---------

     The Company had an increase in expenses during the quarter, due to the costs associated with the reorganization; and general and administrative expenses increased as a result of intended operations.

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

Item 5.   Other Information.

Item 6.   Exhibits and Reports on Form 8-K.

                                                        Exhibit
          (a)  Exhibits.                                Number

           Annual Report on Form 10-KSB for the year    **
           ended March 31, 1998, filed August 21, 1998

          (b)  Reports on Form 8-K.

             SEC Form 8-K, dated November 11, 1997,       **
           regarding the Plan with Lucas Nevada

     ** These documents and related exhibits have been previously filed with the Securities and Exchange Commission and by this reference are incorporated herein.

                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LUCAS EDUCATIONAL SYSTEMS, INC.



Date: 8/25/98                          By:/s/Jerry R. Lucas
                                       Jerry R. Lucas
                                       President and Director



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                       LUCAS EDUCATIONAL SYSTEMS, INC.



Date: 8/25/98                          By:/s/Jerry R. Lucas
                                       Jerry R. Lucas
                                       President and Director

Date: 8/25/98                          By:/s/Cheryl W. Lucas
                                       Cheryl W. Lucas
                                       Treasurer and Director

Date: 8/24/98                          By:/s/David Nelson
                                       David Nelson
                                       Secretary and CFO