Form 10QSB
period 1998-09-30
LUCAS EDUCATIONAL SYSTEMS INC
filed 1998-11-16
CIK 925663

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 1998
                           ------------------

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

                             September 30, 1998

                          Common - 11,733,619 shares

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

                 LUCAS EDUCATIONAL SYSTEMS, INC.
                          Balance sheet
  September 30, 1998 and 1997 (unaudited) and March 31, 1998 (audited)
                              September 30,   September 30,    March 31,
                                   1998          1997           1999
                              ASSETS
Current Assets
     Cash in Bank                  $ 18,765      $       71     $ 37,191
     Inventory                        5,610             -          5,610
     Prepaid Expenses                 9,643             -             -
     Organization costs                 -               388           -
TOTAL CURRENT ASSETS                 34,018             459       42,801

Property and Equipment
     Leasehold Improvements          11,070             -         11,070
     Furniture and Fixtures           1,931             -          1,931
     Computer Equipment              17,009             -         17,009
     Automobiles                     37,382             -         37,382
     Video Master Tapes               1,577             -          1,577
     Video Set-up Fee                12,000             -         12,000
     Accumulated Depreciation       (14,977)            -         (5,750)
TOTAL PROPERTY AND EQUIPMENT         65,992             -         75,219

TOTAL ASSETS                        100,010             459      121,020

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                 5,125           1,215       46,036
     Accrued Payroll Taxes              -               -          6,470
     Accrued Salaries                   -               -          3,403
TOTAL CURRENT LIABILITIES             5,125           1,215       55,899

Stockholders' Equity
     Preferred stock $.001 par;
     1,000,000 shares authorized,
     none issued or outstanding

     Common Stock, $.001 par;
     20,000,000 shares authorized,
     11,733,619; 11,243,619 and 1,000
     issued and outstanding          11,735               1       11,244
     Paid in capital                635,784              99      405,146
     Stock Subscription Receivable      -               -            (25)
     Retained Earnings Deficit     (552,634)           (856)    (351,244)
TOTAL STOCKHOLDERS' EQUITY           94,885            (756)      65,121

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                              100,010             459      121,020

                 LUCAS EDUCATIONAL SYSTEMS, INC.
                     Statement of Operations
                             For the six           From inception
                             months ended        December 5, 1996 to
                             September 30,   September 30,    March 31,
                                1998           1997            1998
Revenues                          $       -       $         -     $       -

Expenses
     Depreciation and amortization     9,228               77        5,750
     General and Administrative      192,162              779      345,494
TOTAL EXPENSES                       201,390              856      351,244

LOSS FOR THE PERIOD                 (201,390)            (856)    (351,244)

LOSS PER SHARE                         (.018)           (.000)       (.035)

                            Note to financial statements

     The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal, recurring nature.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
-----------------

      The Company has not engaged in any material operations or had any revenues from operations during the quarter ended September 30, 1998. The Company completed a reorganization whereby it acquired all of the outstanding voting securities of Lucas Educational Systems, Inc., a Nevada corporation ("Lucas Nevada"), reported in a Form 8-K Current Report dated November 11, 1997, which has been previously filed with the Securities and Exchange Commission and which is incorporated herein by reference.

     The Company plans in the next twelve months to promote the Company's product through direct or indirect marketing channels.

     The Company will need $500,000 for operations for the next twelve months, and these funds will need to be raised through debt or equity financing.

Results of Operations.
----------------------

     At September 30, 1998, the Company had $100,010 in assets and current liabilities of $5,125. There were no revenues in the six months ended September 30, 1998, and losses from operations during this period were ($201,390).

Liquidity
---------

     The Company received $120,000 in equity funding during the quarter ended September 30, 1998, by selling 60,000 "unregistered" and "restricted" shares of the Company's $0.001 par value common stock, at a purchase price of $2.00 per share.

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

          None; not applicable.

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

                                       LUCAS EDUCATIONAL SYSTEMS, INC.



Date: 11/11/98                      By:/s/Jerry R. Lucas
                                       Jerry R. Lucas
                                       President and Director



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                       LUCAS EDUCATIONAL SYSTEMS, INC.



Date: 11/11/98                      By:/s/Jerry R. Lucas
                                       Jerry R. Lucas
                                       President and Director

Date: 11/11/98                      By:/s/Cheryl W. Lucas
                                       Cheryl W. Lucas
                                       Treasurer and Director

Date: 11/16/98                      By:/s/David Nelson
                                       David Nelson
                                       Secretary and CFO