Form 10QSB
period 1998-12-31
LUCAS EDUCATIONAL SYSTEMS INC
filed 1999-02-19
CIK 925663

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended December 31, 1998
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

                             December 31, 1998

                          Common - 12,348,619 shares

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

                 LUCAS EDUCATIONAL SYSTEMS, INC.
                          Balance sheet
   December 31, 1998 (unaudited) and March 31, 1998 (audited)
                               December 31,   March 31,
                                 1998          1998
                              ASSETS
Current Assets
     Cash in Bank                   $ 1,118        $ 37,191
     Inventory                        5,610           5,610
     Prepaid Expenses                 3,000           3,000
     Organization costs                 -               -
TOTAL CURRENT ASSETS                  9,728          45,801

Property and Equipment
     Leasehold Improvements          11,070          11,070
     Furniture and Fixtures           1,931           1,931
     Computer Equipment              17,009          17,009
     Automobiles                     37,382          37,382
     Video Master Tapes               1,577           1,577
     Video Set-up Fee                12,000          12,000
     Accumulated Depreciation       (19,591)         (5,750)
TOTAL PROPERTY AND EQUIPMENT         61,378          75,219

TOTAL ASSETS                         71,106         121,020

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                23,714          46,036
     Accrued Payroll Taxes              -             6,460
     Accrued Salaries                33,000           3,403
TOTAL CURRENT LIABILITIES            72,314          55,899

Stockholders' Equity
     Preferred stock $.001 par;
     1,000,000 shares authorized,
     none issued or outstanding

     Common Stock, $.001 par;
     20,000,000 shares authorized,
     12,348,619 and 11,243,619
     issued and outstanding          12,349          11,244
     Paid in capital                872,669         405,146
     Stock Subscription Receivable      -               (25)
     Retained Earnings Deficit     (886,226)       (351,244)
TOTAL STOCKHOLDERS' EQUITY           (1,208)         65,121

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                               71,106         121,020

                 LUCAS EDUCATIONAL SYSTEMS, INC.
                     Statement of Operations
                                   For the nine           From inception
                                   months ended         December 5, 1996 to
                                   September 30,             March 31,
                                      1998                     1998
Revenues                          $       -                    $       -

Expenses
     Depreciation and amortization    13,841                         5,750
     General and Administrative      521,141                       345,494
TOTAL EXPENSES                       534,982                       351,244

LOSS FOR THE PERIOD                 (534,982)                     (351,244)

LOSS PER SHARE                         (.045)                        (.035)

WEIGHTED AVERAGE SHARES
OUTSTANDING                       11,796,119                     9,971,810

                 LUCAS EDUCATIONAL SYSTEMS, INC.
                     STATEMENTS OF CASH FLOWS
                                   For the nine           From inception
                                   months ended         December 5, 1996 to
                                   September 30,             March 31,
                                      1998                     1998
Cash Flows from Operating Activities:

Net Loss                      (534,982)                  (351,244)
Adjustments to Reconcile Net Loss to
Net Cash Used by Operating Activities:
 Amortization and Depreciation        13,841                      5,750
 Common Stock Issued for Services    269,153                    116,225
 Common Stock Issued for Debt         75,000                    200,000
Changes in Operating Assets and
Liabilities:
 Increase (Decrease) in Inventory        -                       (5,610)
 Increase (Decrease) in Accounts
 Payable                           (22,322)                    46,036
 Increase (Decrease) in Payroll
 and Taxes Payable               23,137                      9,863
 Increase (Decrease) in Loan Payable  15,600                        -

Net Cash Provided (Used) by Operating
Activities                          (160,573)                    21,020

Cash Flows from Investing Activities:
Increase in Prepaid Expenses          (3,000)                    (3,000)
Increase in Fixed Assets                 -                      (80,969)

Net Cash Provided (Used) by Investing
Activities                            (3,000)                   (83,969)

Cash Flows from Financing Activities:
Sale of Common Stock                 127,500                    100,140

Net Cash Provided (Used) by Financing
Activities                          127,500                    100,140

Net Increase (Decrease) in cash      (36,073)                    37,191

Cash at Beginning of Period           37,191                        -

Cash at End of Period                  1,118                     37,191

                            Note to financial statements

     The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal, recurring nature.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
-----------------

      The Company has not engaged in any material operations or had any revenues from operations during the quarter ended December 31, 1998. The Company completed a reorganization whereby it acquired all of the outstanding voting securities of Lucas Educational Systems, Inc., a Nevada corporation ("Lucas Nevada"), reported in a Form 8-K Current Report dated November 11, 1997, which has been previously filed with the Securities and Exchange Commission and which is incorporated herein by reference.

     The Company plans in the next twelve months to promote the Company's product through direct or indirect marketing channels.

     The Company will need $500,000 for operations for the next twelve months, and these funds will need to be raised through debt or equity financing.

Results of Operations.
----------------------

     At December 31, 1998, the Company had $71,106 in assets and current liabilities of $72,314. There were no revenues in the nine months ended December 31, 1998, and losses from operations during this period were ($534,982).

Liquidity
---------

     The Company received $7,500 in equity funding during the quarter ended December 31, 1998, by selling 15,000 "unregistered" and "restricted" shares of the Company's $0.001 par value common stock, at a purchase price of $0.50 per share.

     The Company received $220,000 in equity funding subsequent to the quarter ended December 31, 1998, by selling 440,000 "unregistered" and "restricted" shares of the Company's $0.001 par value common stock, at a purchase price of $0.50 per share.

"Year 2000"
-----------

     The Company's management has determined that Year 2000 issues will not materially affect them, because the major activities of the Company are not dependent on computers that may be subject to Year 2000 issues. With the exception that the Company does propose to sell their products through the Internet, which management believes to be Year 2000 compliant.

     The Company can give no assurance that third parties with whom it does business (e.g., banks and utilities) will ensure Year 2000 compliance in a timely manner or that, if they do not, their computer systems will not have an adverse effect on the Company. However, the Company does not believe that Year 2000 compliance issues of such third parties will result in a material adverse effect on its financial condition or results of operations.

     For the foregoing reasons, the Company has determined that the potential consequences of the Year 2000 would not have a present material effect on its business, results of operations or financial condition.

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

                                       LUCAS EDUCATIONAL SYSTEMS, INC.



Date: 2/18/99                          By:/s/Jerry R. Lucas
                                       Jerry R. Lucas
                                       President and Director



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                       LUCAS EDUCATIONAL SYSTEMS, INC.



Date: 2/18/99                          By:/s/Jerry R. Lucas
                                       Jerry R. Lucas
                                       President and Director

Date: 2/18/99                          By:/s/Cheryl W. Lucas
                                       Cheryl W. Lucas
                                       Treasurer and Director

Date: 2/18/99                          By:/s/David Nelson
                                       David Nelson
                                       Secretary and CFO