Form 10KSB
period 1999-03-31
LUCAS EDUCATIONAL SYSTEMS INC
filed 1999-07-15
CIK 925663

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                          FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 1999

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

        (1) YES   X     NO                 (2) YES X     NO

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State issuer's revenues for its most recent fiscal year: $0.00.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     July 1, 1999 - $1,022,154. There are approximately 4,088,619 shares of common voting stock of the Registrant held by non-affiliates. During the past two years, there has been no "established public market" for shares of common voting stock of the Registrant. This valuation is based upon the average bid price for shares of common stock of the Registrant on the OTC Bulletin Board of the NASD on such date.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                             DURING THE PAST FIVE YEARS)

                                                        N/A

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

     The number of shares outstanding of the issuer's classes of common stock as of July 1, 1999:

         Common Stock, $0.001 Par Value - 12,908,619 shares

                 DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

Transitional Small Business Issuer Format   Yes  X   No
                                               ----        ----

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

       The Registrant was incorporated under the laws of the State of Delaware on June 11, 1992, under the name "Mirador Equity Partners, Ltd." It had no business operations until its acquisition of Lucas Educational Systems, Inc., a Nevada corporation ("Lucas Nevada"), which is currently a wholly-owned subsidiary.

       Effective November 5, 1997, Mirador Equity Partners, Ltd.(the "Company"), effected a 4.357 for one forward split of its outstanding voting securities, while retaining the authorized capital and par value, with appropriate adjustments in the stated capital and capital surplus accounts of the Company. This forward split was reflected in an amendment to the Articles of Incorporation of the Company of such date, and in which the name of the Company was changed from "Mirador Equity Partners, Ltd." to "Lucas Educational Systems, Inc." A copy of the Articles of Amendment respecting these changes was attached to the 8-K Current Report of the Company dated November 11, 1997, which has been previously filed with the Securities and Exchange Commission and which is incorporated herein by reference. See Part III, Item 13.

       Pursuant to an Agreement and Plan of Reorganization dated
November 7, 1997 (the "Plan"), between the Company; Lucas Nevada; and Jerry R. Lucas, Cheryl W. Lucas and William R. Murray, the stockholders of Lucas Nevada (sometimes collectively called the "Lucas Nevada Stockholders"), the Lucas Nevada Stockholders became the controlling stockholders of the Company in a transaction viewed as a reverse acquisition, and Lucas Nevada became a wholly-owned subsidiary of the Company. The Plan was treated as a recapitalization of Lucas Nevada for accounting purposes, and the effective date of the Plan was November 11, 1997. For further information, see the 8-K Current Report of the Company dated November 11, 1997. See Part III, Item 13.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
----------------

      Mr. Lucas has granted a 99 year license to use the technique for a variety of products, many complete, but several more in various stages of design and development. The Company also intends to design and develop additional products. The Company's current and future products are and will be protected by copyrights. A copy of this Licensing and Royalty Agreement was attached to the 8-K Current Report dated November 11, 1997, and is incorporated herein by reference. See Part III, Item 13.

Governmental Approval of Principal Products or Services.
--------------------------------------------------------

      None, not applicable.

Effects of Existing or Probable Governmental Regulations.
---------------------------------------------------------

      The Company is subject to Regulation 14A of the Securities and Exchange Commission, which regulates proxy solicitations. Section 14(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), requires all companies with securities registered pursuant to Section 12(g) thereof to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of the Company at a special or annual meeting thereof or pursuant to written consent will require the Company to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders.

     The Company is also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities and Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

     Management believes that these obligations will increase the Company's annual legal and accounting costs, but it is expected that assets will be sufficient to meet these costs; in the event that assets are not sufficient, it is likely that management will advance funds or that funds will be raised through the limited offering of the Company's securities to "accredited investors." See the heading "Plan of Operation" of the caption "Management's Discussion and Analysis or Plan of Operation," Part I, Item 2.

Cost and Effect of Compliance with Environmental Laws.
------------------------------------------------------

     None; not applicable.

Research and Development Expenses.
----------------------------------

     None; not applicable.

Number of Employees.
--------------------

     The Company currently has six employees.

Item 2.  Description of Property.
         ------------------------

     The Company currently maintains its corporate headquarters in
Templeton, California, in approximately 5,000 square feet of leased office
and warehouse space, at a monthly lease price of $3,000 per month.   This
property is leased from Cheryl W. Lucas, the Treasurer and a director of the Company; however, management believes that the terms of this lease are no less favorable than could have been obtained from non-affiliated parties. For additional information respecting this lease, see the Notes of the financial statements of the Company accompanying this Report. See Item 7 for a complete description of the financial statements included herein.

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

     The range of high and low bid quotations for the Company's common stock during the quarters ended March 31, June 30, September 30, 1998, and March 31, 1999 is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS*

                                                  BID

Quarter ended:                          High                 Low
--------------                          ----                 ---

March 31, 1998                          7.125                 .375

June 30, 1998                           7.3125               5.125

September 30, 1998                      5.25                 1.50

December 31, 1998                       2.125                 .6875

March 31, 1999                          1.10                 .5625

Holders
-------

     The number of record holders of the Company's common stock as of July 1, 1999, was approximately 138.


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

Recent Sales of Unregistered Securities.
----------------------------------------

     The following table outlines all sales of "restricted securities" by the Company during the past three years.

Name                                 Date           Number of Shares

Jerry R. & Cheryl W. Lucas         11/5/97         8,500,000(1)

William R. Murray                  11/5/97           200,000(1)

David E. Nelson                     2/24/98           25,000(2)

Smith Consulting Services, Inc.,    2/24/98          400,000(3)
a Utah corporation, ("SCS")         5/15/98          400,000(3)

Kim W. Boyce                        2/25/98          100,000(4)
                                     8/4/98           30,000(5)

Cooperative Holding Corp.           8/18/98            5,000(5)

Gale C Leetzow, Trustee, Gale C.    8/17/98           25,000(5)
Leetzow & Associates. Emp. Plan     8/17/98            5,000(5)
and Trust

Michael M. Rammell & Jane Rammell   8/12/98           25,000(5)
Revocable Family Trust

Gale C. Leetzow Inter Vivos Trust
dated July 20, 1988                 2/18/99           15,000(6)

Delaware Charter Trustee FBO
Lester E. Taylor Jr. SEP/IRA        2/18/99          120,000(6)

Lester E. Taylor Jr. and Diane
M. Taylor Trustees for the Taylor
Family Trust                       2/18/99            40,000(6)

Charles Schwab & Co. Inc. FBO
Donald Curtis Streelman IRA        2/18/99           200,000(6)

Gerald James Collins               2/18/99            40,000(6)

Golden West Partners               2/18/99            40,000(6)

     1) These shares were issued under the Plan with Lucas Nevada. See the heading "Business Development," Part I, Item 1.

     2) David E. Nelson's shares were issued for services rendered as Chief Financial Officer of the Company.

     3) The principal stockholder of SCS is Karl S. Smith. These shares were issued for $380,000 advanced to the Company. See Part III, Item 11.

     4)   These shares were issued for cash at $2.00 per share.

     5) These shares were purchased for cash at $2.00 per share. Mr. Boyce converted a convertible note payable from the Company in this amount on this date. These funds were loaned to the Company on June 4, 1998.

     6)   These shares were purchased for $.50 per share.

     All of these securities were sold to persons who were deemed to have been "accredited investors," or "sophisticated person," who by reason of educations, experience, business acumen or other factors, were believed to be capable of evaluating the risks and merits of an investment in the Company.

     Future sales of these securities pursuant to Rule 144 of the Securities and Exchange Commission following the one year holding period from the respective dates of sale outlined above could have an adverse effect on any market which develops for the Company's securities.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

     The Company plans to market its many and various products over the next twelve months through direct and indirect marketing channels. It currently has a website in place and operational known as "jerrylucas.com." This site explains the Lucas Learning System(TM) and the Company's various products. As the products are produced, they will also be sold via this website.

     The Company is also currently developing interactive CD educational products that will also be marketed in the next twelve month period. We also plan on developing educational video games based on the Lucas Learning System(TM) over the next twelve months to take advantage of the huge video game market.

     The Company plans to satisfy its cash requirements to accomplish its objectives by raising additional capital either in equity or debt financing over the next twelve months.

Results of Operations.
----------------------

     Revenues for the fiscal years ending March 31, 1998 and 1999, were $0, and $0, respectively.

     The Company had a net loss of ($1,246,753) from inception through the year ended March 31, 1999; and a net loss of ($895,509) for the year ended March 31, 1999. General and Administrative expenses for fiscal 1999, were $893,394; and $351,181 for fiscal 1998. The Company was inactive from March 31, 1997 until November 11, 1997, when it completed the acquisition of all of the outstanding securities of Lucas Nevada.

Liquidity.
----------

     From inception through the year ended March 31, 1999, the Company and had total expenses of $1,246,753, while receiving $0 in revenues; the Company received $0 in revenues, with total expenses of $895,509 during the fiscal year ended March 31, 1999.

     The Company had $89,546 in cash on March 31, 1999, with total current assets of $98,556, against current liabilities of $23,438.

     The Company received $416,225 from the sale of "restricted securities" during fiscal 1998, and an additional $407,500 from the sale of "restricted securities" during fiscal 1999. Also, during fiscal 1999, $300,000 in debts and other payables and $258,125 in services were paid by the issuance of "restricted securities."

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Consolidated Financial Statements for the years ended
          March 31, 1999 and 1998

          Independent Auditor's Report

          Consolidated Balance Sheets - March 31, 1999 and 1998

          Consolidated Statements of Operations from inception on December 5, 1996 to March 31, 1999 and the years ended March 31, 1999 and 1998

          Consolidated Statements of Stockholders' Equity (Deficit) from inception on December 5, 1996 through March 31, 1999

          Consolidated Statements of Cash Flows from inception on December 5, 1996 through March 31, 1999 and the years ended March 31, 1999 and 1998

          Notes to Consolidated Financial Statements

                   LUCAS EDUCATIONAL SYSTEMS, INC.
                 Consolidated Financial Statements
                       March 31, 1999 and 1998

                    INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Stockholders of Lucas Educational Systems, Inc.

     We have audited the accompanying consolidated balance sheet of Lucas Educational Systems, Inc. and Subsidiary, (a development stage company) as of March 31, 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended and the cumulative amounts since December 5, 1996 (date of commencement of development stage). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Lucas Educational Systems, Inc. as of March 31, 1998, were audited by other auditors whose report dated August 4, 1998, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lucas Educational Systems, Inc. and Subsidiary, as of March 31, 1999, and the results of its operations and cash flows for the year then ended and the cumulative amounts since December 5, 1996 (date of commencement of development stage), in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in
Note 1, the Company is a development stage company with no significant operating revenues to date and has a significant accumulated deficit. These circumstances raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Tanner & Co.
Salt Lake City, Utah
June 28, 1999

              Lucas Educational Systems, Inc. and Subsidiary
                          Consolidated Balance Sheet

                                                    March 31,
Assets                                           1999        1998
          Current assets:
                 Cash                          $89,546       $37,191
                 Related party receivables       3,400           -
                 Inventory                       5,610         5,610
                        Total current assets    98,556        42,801

          Property and equipment, net           60,144        75,219

          Deposits                                 -           3,000
                                              $158,700      $121,020

                   Liabilities and Stockholders' Equity

          Current liabilities:
                 Accounts payable              $11,438       $46,036
                 Accrued liabilities               -           9,863
                 Related party notes payable    12,000           -
                      Total current liabilities 23,438        55,899

          Commitments                              -             -

          Stockholders' equity:
                 Common stock authorized
                 20,000,000 shares at $0.001
                 par value; 12,453,619 shares
                 and 11,243,619 shares issued
                 and outstanding, respectively  12,454        11,244
                 Additional paid-in capital  1,476,436       405,146
                 Unearned compensation        (106,875)          -
                 Stock subscription receivable     -             (25)
                 Accumulated deficit        (1,246,753)     (351,244)

                      Total stockholders'
                      equity                   135,262        65,121

                      Total liabilities and
                      stockholders' equity    $158,700      $121,020

        LUCAS EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARY
               (A Development Stage Company)
           Consolidated Statement of Operations
   Years Ended March 31, 1999 and 1998 and Cumulative Amounts
Since December 5,1996 (Date of Commencement of Development Stage)
                                                              Cumulative
                                         1999        1998       Amounts
Revenue                               $       -   $       -   $       -

General and administrative expenses       893,394     351,181   1,244,638
    Net loss from operations             (893,394)   (351,181) (1,244,638)

Other income (expense):
    Interest expense                       (2,115)        -        (2,115)
Net loss before provision for
 income taxes                            (895,509)   (351,181) (1,246,753)

Provision for income taxes                    -           -           -

Netloss                              $   (895,509) $(351,181) $(1,246,753)

Net loss per common share -
    basic and fully diluted          $       (.08) $    (.04) $      (.10)

See accompanying notes to consolidated financial statements.

                  LUCAS EDUCATIONAL SYSTEMS, INC.
              (Formerly Mirador Equity Partners, Ltd.)
                   (A Development Stage Company)
                 Statements of Stockholders  Equity
      From Inception on December 5, 1996 through March 31, 1999
                                                                   Additional
                                                                     Paid-In
                                  Treasury stock      Common Stock   Capital
                               Shares     Amount     Shares   Stock (Deficit)
Inception at December 5, 1996      -         -         -    $   -  $   -

Issuance of common stock at
 $0.00125 per share                -         -    8,700,000   8,700 (8,600)

Net loss from inception on
 December 6, 1996 through
 March 31, 1997                    -         -         -        -      -

Balance, March 31, 1997            -         -    8,700,000   8,700 (8,600)

Common stock issued in
 recapitalization                  -         -    1,849,869   1,850 (1,810)

Common stock issued for
 cash and services of
 $0.60 per share                   -         -      192,000     192 114,808

Common stock issued for debt
 at $0.60 per share                -         -      333,000     333 199,667

Common stock issued for
 services at $0.60 per share       -         -      168,750     169 101,081

Net loss for the year
 ended March 31, 1998              -         -         -        -       -

Balance, March 31, 1998            -         -   11,243,619 $11,244$405,146

Proceeds from stock subscription   -         -         -        -       -
receivable

Common stock issued for
 cash                              -         -       90,000      90 179,910
 debt and other payables           -         -      400,000     400 299,600
 Services                          -         -      720,000     720 364,280

Contributed shares             455,500       -         -        -       -

Treasury stock
issued for cash               (455,500)      -         -        -   227,500

Net Loss                           -         -         -        -       -

Balance, March 31, 1999            -         -   12,453,619 12,454 1,476,436

                  LUCAS EDUCATIONAL SYSTEMS, INC.
              (Formerly Mirador Equity Partners, Ltd.)
                   (A Development Stage Company)
                 Statements of Stockholders  Equity
      From Inception on December 5, 1996 through March 31, 1999
                               Unearned Stock Sub-
                               Compen- scription   Accumulated
                               sation Receivable     Deficit     Total
Inception at December 5, 1996 $    -     $   -   $   -       $      -

Issuance of common stock at
 $0.00125 per share                -         -       -              100

Net loss from inception on
 December 6, 1996 through
 March 31, 1997                    -         -       (63)           (63)

Balance, March 31, 1997            -         -       (63)            37

Common stock issued in
 recapitalization                  -         -       -               40

Common stock issued for
 cash and services of
 $0.60 per share                   -         (25)    -          114,975

Common stock issued for debt
 at $0.60 per share                -         -       -          200,000

Common stock issued for
 services at $0.60 per services    -         -       -          101,250

Net loss for the year
 ended March 31, 1998              -         -   (351,181)     (351,181)

Balance, March 31, 1998            -        $(25)(351,244)       65,121

Proceeds from stock subscription
receivable                         -          25     -               25

Common stock issued for
 cash                              -         -       -          180,000
 debt and other payables           -         -       -          300,000
 Services                     (106,875)      -       -          258,125

Contributed shares                 -         -       -              -

Treasury stock
issued for cash                    -         -       -          227,500

Net Loss                           -         -  (895,509)      (895,509)

Balance, March 31, 1999       (106,875)      -(1,246,753)       135,262

            LUCAS EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARY
                (A Development Stage Company)
                Consolidated Statement of Cash Flows

                 Years Ended March 31,1999 and 1998
            and Cumulative Amounts Since December 5,1996,
             (Date of Commencement of Development Stage)
                                                           Cumulative
                                         1999      1998      Amounts
Cash flows from operating activities:
    Net loss                          $(895,509) $(351,181) $(1,246,753)
    Adjustments to reconcile net loss
    to net cash (used in) provided by
    operating activities:
      Depreciation and amortization      21,903      5,750       27,653
      Common stock issued for
      services and payables             506,997    116,225      374,350
      Common stock issued for debt         -       200,000      200,000
      (increase) decrease in:
         Inventory                         -        (5,610)      (5,610)
         Related party receivables       (3,400)       -         (3,400)
         Deposits                         3,000     (3,000)         -
      Increase (decrease) in:
         Accounts payable                 1,530     46,036      296,438
         Accrued liabilities             (9,863)     9,863          -
         Net cash (used in) provided by
         operating activities          (375,342)    18,083     (357,322)

Cash flows from investing activities
    purchase of property and equipment   (6,828)   (80,969)     (87,797)

Cash flows from financing activities:
    Proceeds from related party
    notes payable                        33,500        -         33,500
    Payments on related party notes
    payable                              (6,500)       -         (6,500)
    Issuance of common stock            407,500    100,040      507,640
    Proceeds from stock subscription
    receivable                               25        -             25
      Net cash provided by
      financing activities              434,525    100,040      534,665

      Net increase in cash               52,355     37,154       89,546

      Cash, beginning of period          37,191         37          -

      Cash, end of period           $    89,546   $ 37,191    $ 89,546

See accompanying notes to consolidated financial statements.
 LUCAS EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARY (A Development Stage Company)

                  Notes to Consolidated Financial Statements
                           March 31, 1999 and 1998

1   Summary OF Business and Significant Accounting Policies
     (a) Organization
     The Company was incorporated in the state of Delaware on June 11, 1992 under the name Mirador Equity Partners, Ltd. On November 30, 1997, Mirador Equity Partners, Ltd. changed its name to Lucas Educational Systems, Inc. in conjunction with the merger with Lucas Educational Systems, Inc. (LEDS). The Company distributes memory aides for the Bible, English grammar and Spanish. Prior to the acquisition of Lucas Educational Systems, Inc., the Company had been seeking to merge with an existing, operating company.

     On November 7, 1997, the Company and LEDS completed an Agreement and Plan of Reorganization whereby the Company issued 8,700,000 shares of its common stock in exchange for all of the outstanding common stock of LEDS. Immediately prior to the Agreement and Plan of Reorganization, the Company had 1,849,869 post-split shares of common stock issued and outstanding.

     The acquisition was accounted for as a recapitalization of LEDS because the shareholders of LEDS controlled the Company after the acquisition. Therefore, LEDS is treated as the acquiring entity. There was no adjustment to the carrying value of the assets or liabilities of LEDS in the exchange. The Company is the acquiring entity for legal purposes and LEDS is the surviving entity for accounting purposes. On November 5, 1997, the shareholder of the Company authorized a forward stock split of 1-for-4.357 shares of common stock. All references to shares of common stock have been retroactively restated to reflect the forward stock split.

     (b) Principles of Consolidation
     The consolidated financial statements include the financial statements of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated.

     (c) Development Stage Company
     Effective December 5,1996, the Company is considered a development stage company as defined in SFAS No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

     (d) Cash and Cash Equivalents
     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

     (e) Inventory
     Continued Inventory consists of books held for resale and are stated at the lower of cost or market. Cost is determined by the first-in, first-out
(FIFO) method.

     (f) Property and Equipment
     Property and equipment is stated at cost. Depreciation and amortization are computed using the straight-line method over estimated usefu1 lives which range from 3 to 5 years.

     (g) Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (h) Income Taxes
     Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting.

     (i) Earnings Per Share
     The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each year.

     The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.

     (j) Going Concern
     The Company's financial statements are prepared using generally and accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company is developing a marketing program for its educational products. In the interim, management has committed to covering all operating and other costs.

2.   Property
     Property and equipment consist of the following at March 31:
                                           1999          1998
    Furniture and fixtures             $   1,931      $   1,931
    Leasehold improvements                11,070         11,070
    Vehicles                              37,382         37,382
    Master videos                         13,577         13,577
    Computer equipment                    23,837         17,009
                                          87,797         80,969
    Accumulated depreciations and
               amortization              (27,653)        (5,750)

                                      $   60,144 $       75,219

3.  Related Party Notes Payable
     At March 31, 1999 and 1998, related party notes payable consists of an unsecured, past due note payable to a shareholder with interest at 10% Payable totaling $3,500 and $-0-, respectively, and an unsecured, non-interest bearing, demand note payable to a shareholder totaling $7,500 and $-0-, respectively.

4.  Income Taxes
     The benefit for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to loss before provision for income taxes for the following reasons:
                                                  Year Ended
                                                   March 31,
                                                               Cumulative
                                               1999   1998       Amounts

        Income tax benefit at
        statutory rate                    $ 305,000 $ 119,000 $ 424,000
        Change in valuation
        allowance                          (305,000) (119,000) (424,000)
                                          $     -   $     -   $     -

Deferred tax assets are comprised of the following:

                                                   March 31,
                                          1999             1998

Operating loss carryforwards        $     424,000 $     119,000
Valuation allowance                      (424,000)     (119,000)

     At March 31, 1999, the Company had net operating loss carryforwards of approximately $1,247,000 available to offset future taxable income which begin to expire in 2017. The amount of loss which may be used each year is limited based on several factors which include changes in Company ownership, the fair value of the Company and the federal discount rate.


     No deferred tax assets have been provided for the tax benefits of loss carryforwards due to uncertainty concerning their ultimate realization.

5. Other Related Party Transactions
    Related party receivables consist of amounts due from employees totaling $3,500 and $-0-, respectively at March 31, 1999 and 1998. As of March 31, 1999 and 1998 accounts payable included $-0- and $1,368, respectively, due to a shareholder.

6.  Supplemental Cash Flow Information
     During the year ended March 31, 1999, the Company increased additional paid-in capital and unearned compensation by $106,875 as part of an employment contract.

     During the year ended March 31, 1999, the Company reduced related party note payable and accounts payable in the amount of $51,128 in exchange for common stock.

     Actual amounts paid for interest and income taxes are as follows:

                                                  Years Ended
                                                    March 31,
                                               1999         1998

                        Interest           $     2,115    $      -
                        Income taxes       $       -      $      -

7. Commitments

     (a) Operating Lease Obligation
     The Company leases certain office and warehouse space from a shareholder, under noncancellable operating lease agreements. Future minimum lease payments required under operating leases are as follows:

                              Year           Amount
                              2000          $ 36,000
                              2001            36,000
                                            $ 72,000

      Rental expense for the years ended March 31, 1999 and 1998 related to these operating leases was approximately $36,500 and $33,000, respectively.

      (b) Licensing and Royalty Agreement
      On August 13, 1997, the Company entered into an agreement with Jerry and Cheryl Lucas for rights to use the copyright, trademark, patents and name of the Company. Revenues produced form these activities will be 8% of the gross receipts. Jerry and Cheryl Lucas also have rights to purchase inventory of the Company at cost plus 10%. The term of the agreement is 99 years.

      (c) Employment Agreement
      Effective November 1, 1998, the Company entered into an employment agreement with an officer which expires November 1, 2000. The agreement provides for a minimum monthly salary of $2,500. In addition, the Company issued 120,000 shares of common stock vesting at 5,000 per month as well as options to purchase 25,000 shares of common stock at an exercise price of $1.50, after the officer has been employed for a period of two years.

8.  Stock Options and Warrants
     The Company has a stock option plan (the Option Plan), which allows a maximum of options to be granted to purchase common stock at prices generally not less than the fair market value of common stock at the date of grant. Under the Option Plan, grants of options may be made to selected officers and key employees without regard to any performance measures. The options may be immediately exercisable or may vest over time as determined by the Board of Directors. However, the maximum term of an option may not exceed five years.

    Information regarding the stock options is summarized below:
                                                          Weighted
                                                           Average
                                           Number of      Exercise
                                            Options         Price

             Outstanding at April 1, 1997       -        $     -
               Granted                       25,000         .001
               Exercised                    (25,000)        .001
               Forfeited

             Outstanding at March 31, 1998      -              -
               Granted                      625,000          .43
               Exercised                    600,000          .38
               Forfeited                        -              -

             Outstanding at March 31, 1999   25,000    $    1.50

     The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for stock options granted to employees. Had compensation expense for the Company's stock options been determined based on the fair value at the grant date for awards in 1999 and 1998, consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the proforma amounts indicated below:
                                      Years Ended
                                      March 31,           Cumulative
                                    1999        1998        Amounts

          Net loss - as reported    $(895,509) $(351,181) $(1,244,753)
          Net loss - pro forma      $(895,509) $(351,181) $(1,244,753)
          Loss per share - as reported $ (.08) $    (.04) $      (.10)
          Loss per share - proforma    $ (.08) $    (.04) $      (.10)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                            March 31,
                                                              1999
                        Expected dividend yield           $        -
                        Expected stock price volatility            109%
                        Risk-free interest rate                    5.0%
                        Expected life of options                2 years

     The weighted average fair value of options granted during 1999 and 1998 are $.66 and $-0-, respectively.

     The following table summarizes information about stock options and warrants outstanding at March 31, 1999:

                         Outstanding                  Exercisable
                          Weighted
                           Average
               Number     Remaining   Weighted    Number   Weighted
            Outstanding  Contractual   Average Exercisable  Average
  Exercise       at          Life     Exercise      at     Exercise
   Price      3/31/99      (Years)      Price    3/31/99     Price

    $1.50      25,000        2.00       $           -       $    -

9.  Earnings Per Share
     Financial accounting standards require companies to present basic earnings per share (EPS) and diluted earnings per share along with additional informational disclosures. Information related to earnings per share is as follows:
                                     Years Ended
                                       March 31,          Cumulative
                                1999            1998        Amounts
  Basic and Diluted EPS:
   Net loss available to common
   stockholders                 $ (895,509)  $ (351,181)  $(1,246,753)

   Weighted average common      11,975,000    9,972,000    11,482,000

   Net loss per share           $     (.08)  $     (.04)  $      (.10)

10. Fair Value of Financial Instruments
     None of the Company's financial instruments are held for trading purposes. The Company estimates that the fair value of all financial instruments at March 31, 1999, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amount that the Company could realize in a current market exchange.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     Effective June 28, 1999, the Company selected Tanner & Co., Certified Public Accountants of Salt Lake City, Utah, to audit the Company's financial statements for the year ended March 31, 1999. Jones Jenson & Company, Certified Public Accountants of Salt Lake City, Utah, audited the financial statements of the Company for the years ended March 31, 1998 and 1997, and which accompanied the Company's 10-KSB Annual Report for the year ended March 31, 1998.

     There were no disagreements with the former accountants on any matter of accounting principles and practices, financial statement disclosure or auditing scope or procedure.

     An 8-K Current Report dated June 28, 1999, respecting this change in accountants has been filed with the Securities and Exchange Commission and is incorporated herein by reference. See Part III, Item 13.

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

Jerry R. Lucas      President           11/25/96                *
                    Director            11/25/96                *

Cheryl W. Lucas     Secretary/          11/25/96              3/5/98
                    Treasurer           11/25/96                *
                    Director            11/25/96                *

William R. Murray   Vice President      11/25/96                *

David E. Nelson     CFO                  1/28/98                *
                    Secretary             3/6/98                *

William A. Husa     Chief Operating
                    Officer              11/1/98                *

          *    These persons presently serves in the capacities indicated.

Business Experience.
--------------------

     Jerry R. Lucas.  President and Director, age 58.  Mr. Lucas was Phi
Beta Kappa graduate of Ohio State University; he has written extensively on learning and memory training. Learning and memory training have been passions of his since his childhood days. While still in the NBA, Mr. Lucas co-authored The Memory Book, which was number two on the New York Times' "Best Seller" list for 50 weeks. The book sold over three million copies. Mr. Lucas has 30 years' experience in developing, promoting and selling learning and memory training products. His promotional efforts have been greatly aided by his expertise in another field-basketball. He was voted one of the top 50 basketball players of all time, having been a three-time college All-American at Ohio State and a seven-time All-Pro with the New York Knicks. He is one of only two players to average over 20 points and 20 rebounds per game during an entire NBA season-a feat he accomplished twice.

     William R. Murray. Vice President, age 57. Mr. Murray has over 30 years' experience, including significant management experience relating to the Company's intended operations. Early in his career, he was responsible for ordering and stock control for a major grocer. From 1986 to 1989, he was in charge of product development and inventory/warehouse management for Edwin Cole Ministries, an operation similar in distribution channels and merchandising approach to that of the Company. In addition, Mr. Murray has considerable experience in booking engagements for various individuals and groups, which will be invaluable in providing Mr. Lucas with opportunities to appear on talk-shows and the like.

     Cheryl W. Lucas. Treasurer and Director, age 44. Ms. Lucas is President and Director of Second Chance for Love Humane Society, and was Vice President of Marketing of CCI Communications. She was also Vice President of the Latin American Division of Parker International. She received a B.A. Degree in Criminal Justice in 1976 from California State University.

     David E. Nelson, CPA, Secretary and Chief Financial Officer. Mr. Nelson, age 56, received a B.S. degree in accounting from the University of Utah in 1966. He has over 20 years' experience in operations, finance and regulatory compliance of stock brokerage firms. He is the past President of Covey & Company, Inc. Mr. Nelson has been a member of the NASD Board of Arbitrators, the American Institute of Certified Public Accountants and the Utah Association of Certified Public Accountants.

     William A. Husa, Chief Operating Officer, Age   .



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

          (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities:

          (4) Was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

Jerry R.
Lucas,      3/31/97    0     0     0     0      0     0   0
President,  3/31/98  8,000   0     0     0      0     0   0
Director    3/31/99 96,000   0     0     0      0     0   0

Cheryl W.
Lucas,      3/31/97    0     0     0     0      0     0   0
Tres,       3/31/98    0     0     0     0      0     0   0
Director    3/31/90    0     0     0     0      0     0   0

William R.
Murray,     3/31/97    0     0     0     0      0     0   0
V Pres      3/31/98  6,000   0     0     0      0     0   0
            3/31/99 72,000   0     0     0      0     0   0

David E.
Nelson,     3/31/97    0     0     0     0      0     0   0
Sec & CFO   3/31/98  1,000   0     0     0      0     0   0
            3/31/99 12,000   0     0     0      0     0   0

William A.
Husa,       3/31/97    0     0     0     0      0     0   0
COO         3/31/98    0     0     0     0      0     0   0
            3/31/99 12,500   0     0  120,000   0     0   0

Bonuses and Deferred Compensation
---------------------------------

          None.

Compensation Pursuant to Plans
------------------------------

     As of Apirl 1, 1997, there were outstanding options to acquire
25,000 shares of the Company's common stock at a price of $0.001 per share pursuant to its Stock Option Plan; these were granted to a former director and executive officer of the Company.

     During the year ended March 31, 1998, options to acquire an aggregate total of 600,000 shares of the Company's common stock pursuant to its Stock Option Plan were granted to two consultants and exercised at a price of $0.38 per share; the 25,000 share option outstanding at April 1, 1997, was compromised and canceled in consideration of the completion of the Plan with Lucas Nevada.

     At March 31, 1999, there were 25,000 outstanding options to acquire shares at $1.50 per share, which were granted to William A. Husa, the Chief Operations Officer of the Company,

     For further information concerning these options, see Note 8 to the financial statements of the Company accompanying this Report.

Pension Table
-------------

          None; not applicable.

Other Compensation
------------------

          None.

Compensation of Directors
-------------------------

          None.

Employment Contracts
--------------------

     The Company has only one written employment contract, that being with William A. Husa; but it has made the following arrangements with members of management, to wit: Jerry R. Lucas is paid a salary of $8,000 per month; William R. Murray is paid a salary of $6,000 per month; and David E. Nelson is paid $1,000 per month. William A. Husa is paid a minimum of $2,500 per month pursuant to an Employment Agreement which runs through November 1, 2000; in addition, the Company has issued 120,000 shares of "restricted securities" to Mr. Husa, with 5,000 shares to vest during each month of employment, as well as having granted Mr. Husa an option to acquire 25,000 shares of the Company's common stock at a price of $1.50 per share, after he has been employed for a period of two years.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

     The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of the date of this Report:

                            Percentage                     Number
Name and Address            of Class              of Shares Beneficially Owned


Jerry R. Lucas                 66%                      8,500,000
Cheryl W. Lucas
P. O. Box 789
Templeton, CA 93465

                               66%                      8,500,000

     Each of these individuals or entities has sole investment and voting power with regard to the securities listed opposite his or its name.

     Security Ownership of Management.
     ---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:


                           Percentage                Number
Name and Address           of Class            of Shares Beneficially Owned

Jerry R. Lucas                 66%                      8,500,000
Cheryl W. Lucas
P. O. Box 789
Templeton, CA 93465

William R. Murray               1.5%                      200,000
P. O. Box 146
Avilla Beach, CA 93424

William A. Husa                  .93%                     120,000
11412 Dutch Ravine Court
Gold River, CA 95670

All directors and executive
officers as a group (4)        68.43%                    8,820,000

     Each of these individuals has sole investment and voting power with regard to the securities listed opposite his or her name. See Part III,
Item 9, for information concerning the offices or other capacities in which the foregoing persons serve with the Company.

Changes in Control
------------------

     See the 8-K Current Report dated November 11, 1997, which is incorporated herein by reference. See Part III, Item 13.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     Except as indicated in the 8-K Current Report dated November 11,
1997, and except for the lease of the principal executive offices and warehouse described in Item 2 from Cheryl W. Lucas, there have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Certain Business Relationships.
-------------------------------

     Except as indicated in the 8-K Current Report dated November 11,
1997, and except for the lease of the principal executive offices and warehouse described in Item 2 from Cheryl W. Lucas, there have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
---------------------------

     Except as indicated in the 8-K Current Report dated November 11,
1997, and except for the lease of the principal executive offices and warehouse described in Item 2 from Cheryl W. Lucas, there have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

     Jerry R. Lucas, the President and a director of the Company and Cheryl W. Lucas, Treasurer and a director, who are husband and wife, by virtue of their ownership of in excess of 66% of the outstanding voting securities of the Company, may be deemed to be parents of the Company.
For information regarding transactions between the Company and Mr. Lucas, see the other headings of this Item; also see Part III, Item 11, respecting stock ownership.

Transactions with Promoters.
----------------------------

     Except as indicated in the 8-K Current Report dated November 11,
1997, and except for the lease of the principal executive offices and warehouse described in Item 2 from Cheryl W. Lucas, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.*
         ---------------------------------

Reports on Form 8-K**

Exhibits*

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------
          8-K Current Report dated          Part I, Item 1
          November 11, 1998**               Part III, Item 11
                                            Part III, Item 12
               Agreement and Plan of Reorganization
                   Exhibit A -    Lucas Stockholders
                   Exhibit B -    Mirador Equity Partners, Ltd. Financial
                                  Statements for the periods ended
                                  March 31, 1997 and 1996
                   Exhibit B-1 -  Mirador Equity Partners, Ltd. Unaudited
                                  Financial Statements for the
                                  period ended September 30, 1997
                   Exhibit C -    Exceptions to Mirador Equity Partners,
                                  Ltd. Financial Statements
                   Exhibit D -    Lucas Educational Systems, Inc. Financial
                                  Statements for the period from
                                  inception (December 5, 1996) to
                                  June 30, 1997 and three months ended
                                  September 30, 1997 (See Item 7 above)
                   Exhibit E -    Exceptions to Lucas Educational Systems
                                  Financial Statements
                   Exhibit F -    Investment Letter
                   Exhibit G -    Compliance Certificate of Mirador Equity
                                  Partners, Ltd. Corporation
                   Exhibit H -    Compliance Certificate of
                                  Lucas Educational Systems, Inc.
                   Exhibit I -    Consultant Shares

               Certificate of Amendment to Certificate of Incorporation reflecting name change to
               "Lucas Educational Systems, Inc." and forward split of shares

               Licensing and Royalty Agreement

         10-KSB Annual Report for the year
         ended March 31, 1998**            Part I, Item 1
               Subsidiaries of the Company
               Financial Data Schedule

        8-K Current Report dated June 28, 1999 regarding change of accountants

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


                                 LUCAS EDUCATIONAL SYSTEMS, INC.


Dated: 7/12/99                      By:/s/Jerry R. Lucas
                                    Jerry R. Lucas
                                    President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated:



Dated: 7/12/99                      By:/s/Jerry R. Lucas
                                    Jerry R. Lucas
                                    President and Director

Dated: 7/12/99                      By:/s/Cheryl W. Lucas
                                    Cheryl W. Lucas
                                    Treasurer and Director

Dated: 7/12/99                      By:/s/William R. Murray
                                    William R. Murray
                                    Vice President

Dated: 7/13/99                      By:/s/David E. Nelson
                                    David E. Nelson
                                    Secretary and CFO