Form 10KSB/A
period 1999-03-31
LUCAS EDUCATIONAL SYSTEMS INC
filed 1999-07-27
CIK 925663

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                          FORM 10-KSB/A-1

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

          Report of Tanner and Company

         Report of Jones, Jensen & Company

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

                    REPORT OF TANNER AND COMPANY

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

/s/Tanner & Co.
Salt Lake City, Utah
June 28, 1999

REPORT OF JONES JENSEN & COMPANY

Jones, Jensen & Company [letterhead]

                            INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Lucas Educational Systems, Inc.
(Formerly Miradaor Equity Partners, Ltd.)
(A Development Stage Company)
Templeton, California

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Lucas Educational Systems, Inc. (formerly Mirador Equity Partners, Ltd.)(a development stage company) for the year ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated statements of operations, stockholders' equity and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated statements of
operations, stockholders' equity and cash flows.    An audit also includes
assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consoldiated statements of operations, stockholders' equity and cash flows provides a reasonable basis for our opinion.

In our opinion, the consolidated statements of operations, stockholders' equity and cash flows referred to above present fairly, in all material respects, the consolidated results of the operations and the cash flows of Lucas Educational Systems, Inc. (formerly Mirador Equity Partners, Ltd.)(a development stage company) for the year ended March 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated statements of operations, stockholders' equity and cash flows have been prepared assuming the Company will continue as a going concern. As discussed in Note 1j to the consolidated financial statements, the Company is a development stage company with no significant operating revenues to date which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1j. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


                                 LUCAS EDUCATIONAL SYSTEMS, INC.


Dated: 7/23/99                      By:/s/Jerry R. Lucas
                                    Jerry R. Lucas
                                    President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated:



Dated: 7/23/99                      By:/s/Jerry R. Lucas
                                    Jerry R. Lucas
                                    President and Director

Dated: 7/27/99                      By:/s/Cheryl W. Lucas
                                    Cheryl W. Lucas
                                    Treasurer and Director

Dated: 7/23/99                      By:/s/William R. Murray
                                    William R. Murray
                                    Vice President

Dated: 7/22/99                      By:/s/David E. Nelson
                                    David E. Nelson
                                    Secretary and CFO