Form 10QSB
period 1999-06-30
LUCAS EDUCATIONAL SYSTEMS INC
filed 1999-08-19
CIK 925663

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended June 30, 1999
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

                                June 30, 1999

                          Common - 12,453,619 shares

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

                 LUCAS EDUCATIONAL SYSTEMS, INC.
                          Balance sheet
      June 30, 1999 (unaudited) and March 31, 1999 (audited)
                                    June 30,      March 31,
                                     1999          1999
                              ASSETS
Current Assets
     Cash in Bank                   $10,460        $ 89,546
     Inventory                        5,610           5,610
     Related Party receivables        3,000           3,400
     Organization costs                 -               -
TOTAL CURRENT ASSETS                 19,070          98,556

Property and Equipment, net          66,787          60,144

TOTAL ASSETS                         85,857         158,700

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                21,439          11,438
     Accrued liabilites              17,860
     Related Party Notes payable     12,000          12,000
TOTAL CURRENT LIABILITIES            51,299          23,438

Stockholders' Equity
     Preferred stock $.001 par;
     1,000,000 shares authorized,
     none issued or outstanding

     Common Stock, $.001 par;
     20,000,000 shares authorized,
     12,453,619 and 12,453,619
     issued and outstanding          12,454          12,454
     Paid in capital              1,476,436       1,476,436
     Unearned compensation          (90,000)       (106,875)
     Retained Earnings Deficit   (1,364,332)     (1,246,753)
TOTAL STOCKHOLDERS' EQUITY           34,558         135,262

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                               85,857         158,700

                 LUCAS EDUCATIONAL SYSTEMS, INC.
                     Statement of Operations
                               For the three For the three  From inception
                                months ended  months ended December 5, 1996 to
                                  June 30,     June 30,        June 30,
                                   1999          1998           1999
Revenues                          $       -   $     -          $       -

Expenses
     General and Administrative      117,601     87,194          1,362,239

LOSS FOR THE PERIOD                 (117,601)   (87,194)        (1,362,239)

Other Income (expenses)
   Interest Income                       455        -                  455
   Interest Expense                     (433)       -               (2,548)

Net loss before provision for
income taxes                        (117,579)   (87,194)        (1,364,332)

Provision for income taxes               -          -                  -

Net Loss                            (117,579)   (87,194)        (1,364,332)

Net loss per common share-
basic and fully diluted                (.009)     (.007)

                  LUCAS EDUCATIONAL SYSTEMS, INC.
                   (A Development Stage Company)
                 Statements of Stockholders  Equity
      From Inception on December 5, 1996 through June 30, 1999
                                                                   Additional
                                                                     Paid-In
                                  Treasury stock      Common Stock   Capital
                               Shares     Amount     Shares   Stock (Deficit)
Inception at December 5, 1996      -         -         -    $   -  $   -

Issuance of common stock at
 $0.00125 per share                -         -    8,700,000   8,700 (8,600)

Net loss from inception on
 December 6, 1996 through
 March 31, 1997                    -         -         -        -      -

Balance, March 31, 1997            -         -    8,700,000   8,700 (8,600)

Common stock issued in
 recapitalization                  -         -    1,849,869   1,850 (1,810)

Common stock issued for
 cash and services of
 $0.60 per share                   -         -      192,000     192 114,808

Common stock issued for debt
 at $0.60 per share                -         -      333,000     333 199,667

Common stock issued for
 services at $0.60 per share       -         -      168,750     169 101,081

Net loss for the year
 ended March 31, 1998              -         -         -        -       -

Balance, March 31, 1998            -         -   11,243,619 $11,244$405,146

Proceeds from stock subscription   -         -         -        -       -
receivable

Common stock issued for
 cash                              -         -       90,000      90 179,910
 debt and other payables           -         -      400,000     400 299,600
 Services                          -         -      720,000     720 364,280

Contributed shares             455,500       -         -        -       -

Treasury stock
issued for cash               (455,500)      -         -        -   227,500

Net Loss                           -         -         -        -       -

Balance, March 31, 1999            -         -   12,453,619 12,454 1,476,436

Common stock issued for
services                           -         -         -        -       -

Net Loss                           -         -         -        -       -

Balance, June 30, 1999
(unaudited)                        -         -   12,453,619 12,454 1,476,436

                  LUCAS EDUCATIONAL SYSTEMS, INC.
                   (A Development Stage Company)
                 Statements of Stockholders  Equity
      From Inception on December 5, 1996 through June 30, 1999
                             Unearned Stock Sub-
                             Compen- scription  Accumulated
                             sation  receivable   Deficit     Total
Inception at December 5, 1996 $    -     $   -   $   -       $      -

Issuance of common stock at
 $0.00125 per share                -         -       -              100

Net loss from inception on
 December 6, 1996 through
 March 31, 1997                    -         -       (63)           (63)

Balance, March 31, 1997            -         -       (63)            37

Common stock issued in
 recapitalization                  -         -       -               40

Common stock issued for
 cash and services of
 $0.60 per share                   -         (25)    -          114,975

Common stock issued for debt
 at $0.60 per share                -         -       -          200,000

Common stock issued for
 services at $0.60 per services    -         -       -          101,250

Net loss for the year
 ended March 31, 1998              -         -   (351,181)     (351,181)

Balance, March 31, 1998            -        $(25)(351,244)       65,121

Proceeds from stock subscription
receivable                         -          25     -               25

Common stock issued for
 cash                              -         -       -          180,000
 debt and other payables           -         -       -          300,000
 Services                     (106,875)      -       -          258,125

Contributed shares                 -         -       -              -

Treasury stock
issued for cash                    -         -       -          227,500

Net Loss                           -         -  (895,509)      (895,509)

Balance, March 31, 1999       (106,875)      -(1,246,753)       135,262
(audited)

Common stock issued for
services                        16,875       -       -              -

Net loss                           -         -  (117,579)      (117,579)

Balance, June 30, 1999
(unaudited)                    (90,000)      -(1,364,332)        34,558

                 LUCAS EDUCATIONAL SYSTEMS, INC.
                     STATEMENTS OF CASH FLOWS
                               For the three For the three  From inception
                                months ended  months ended December 5, 1996 to
                                  June 30,     June 30,        June 30,
                                   1999          1998           1999
Cash Flows from Operating Activities:

Net Loss                            (117,579)   (87,194)     (1,364,332)
Adjustments to Reconcile Net Loss to
Net Cash Used by Operating Activities:
 Amortization and Depreciation         7,146      4,614          34,799
 Common Stock Issued for Services        -       51,128         374,350
 Common Stock Issued for Debt            -          -           200,000
Changes in Operating Assets and
Liabilities:
 Increase (Decrease) in Inventory        -          -            (5,610)
 Increase (Decrease) in Related
 Party receivables                       400        -            (3,000)
 Increase (Decrease) in deposits         -          -               -
 Increase (Decrease) in Accounts
 Payable                              10,001    (44,506)        306,439
 Increase (Decrease) in Accrued
 Liabilities                          17,860     (9,863)         17,860

Net Cash Provided (Used) by Operating
Activities                           (82,172)   (85,821)       (439,494)

Cash Flows from Investing Activities:
 Purchase of property and equipment  (13,789)       -          (101,586)

Net Cash Provided (Used) by Investing
Activities                           (13,789)       -          (101,586)

Cash Flows from Financing Activities:
 Proceeds from related party notes
  Payable                                -       60,000          33,500
 Payments on related party notes
  payable                                -          -            (6,500)
 Issance of common stock              16,875        -           524,515
 proceeds from stock subscription
  receivable                             -           25              25

Net Cash Provided (Used) by Financing
Activities                            16,875     60,025         551,540

Net Increase (Decrease) in cash      (79,086)   (25,796)         10,460

Cash at Beginning of Period           89,546     37,191             -

Cash at End of Period                 10,460     11,395          10,460

                            Note to financial statements

     The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal, recurring nature.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
-----------------

      The Company has not engaged in any material operations or had any revenues from operations during the quarter ended June 30, 1999. The Company completed a reorganization whereby it acquired all of the outstanding voting securities of Lucas Educational Systems, Inc., a Nevada corporation ("Lucas Nevada"), reported in a Form 8-K Current Report dated November 11, 1997, which has been previously filed with the Securities and Exchange Commission and which is incorporated herein by reference.

     The Company plans in the next twelve months to promote the Company's product through direct or indirect marketing channels.

     The Company will need $500,000 for operations for the next twelve months, and these funds will need to be raised through debt or equity financing.

Results of Operations.
----------------------

     At June 30, 1999, the Company had $85,857 in assets and current liabilities of $51,299. There were no revenues in the three months ended June 30, 1999, and losses from operations during this period were ($117,579).

Liquidity
---------

     The Company had cash of $10,460 as of June 30, 1999, with liabilities of $51,299 for the same period.

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

Item 6.   Exhibits and Reports on Form 8-K.

                                                        Exhibit
          (a)  Exhibits.                                Number

           Annual Report on Form 10-KSB for the year    **
           ended March 31, 1998, filed August 21, 1998

          (b)  Reports on Form 8-K.

           8-K Current Report, dated November 11, 1997, ** regarding the Plan with Lucas Nevada

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

                                       LUCAS EDUCATIONAL SYSTEMS, INC.



Date: 8/18/99                          By:/s/Jerry R. Lucas
                                       Jerry R. Lucas
                                       President and Director



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                       LUCAS EDUCATIONAL SYSTEMS, INC.



Date: 8/18/99                          By:/s/Jerry R. Lucas
                                       Jerry R. Lucas
                                       President and Director

Date: 8/17/99                          By:/s/Cheryl W. Lucas
                                       Cheryl W. Lucas
                                       Treasurer and Director

Date: 8/16/99                          By:/s/David Nelson
                                       David Nelson
                                       Secretary and CFO