Form 10QSB
period 1999-09-30
LUCAS EDUCATIONAL SYSTEMS INC
filed 1999-11-18
CIK 925663

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 1999
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

                             September 30, 1999

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


              Lucas Educational Systems, Inc. and Subsidiary
                          Consolidated Balance Sheet
CAPTION
                                     September 30, 1999     March 31, 1999

                              ASSETS

                                             (Unaudited)          (Audited)


Current assets:
     Cash                                  $    1,494       $    89,546
     Related party receivables                     -              3,400
     Inventory                                  5,610             5,610
TOTAL CURRENT ASSETS                            7,104            98,556

Property and equipment, net                     59,641           60,144


TOTAL ASSETS                                    66,745      $   158,700

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                           42,100      $    11,438
     Accrued liabilities                        56,020                -
      Related party notes payable               11,900           12,000

TOTAL CURRENT LIABILITIES                      110,020           23,438

Stockholders' equity:
     Common stock authorized
      20,000,000 shares at $0.001
      par value; 12,453,619 shares
      and 12,453,619 shares issued
      and outstanding, respectively             12,454            12,454
     Additional paid-in capital              1,476,436        1,476,436
      Unearned compensation                    (73,125)        (106,875)
      Accumulated deficit                   (1,459,040)      (1,246,753)

TOTAL STOCKHOLDERS' EQUITY                     (43,275)         135,262

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                            66,745         $158,700


          LUCAS EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARY
                  (A Development Stage Company)
               Consolidated Statement of Operations
        For the three months and the sixth months periods
                ending September 30, 1999 and 1998
                      and Cumulative Amounts
Since December 5,1996 (Date of Commencement of Development Stage)


                    3 months ended           6 months ended      Cumulative
                    September 30             September 30        Amounts
                   1999          1998        1999        1998

Revenue               -            -            -           -           -

Expenses
Depreciation and
 Amortization      7,146          4,614       14,292      9,228      41,945
 General and
 Administration   87,578        109,582      198,033    192,162   1,415,018

Net Loss from
 Operations      (94,724)      (114,196)    (212,325)  (201,390) (1,456,963)


Other income
(expense):
 Interest Income      16          -              471         -          471
 Interest expense     -           -             (433)        -       (2,548)
Net loss before
 provision for
 income taxes    (94,708)      (114,196)    (212,287)  (201,390) (1,459,040)

Provision for
income taxes          -             -            -          -           -

Net loss         (94,708)      (114,196)     (212,287) (201,390) (1,459,040)

Net loss per
 common share -
 basic and fully
 diluted         (.008)         (.009)        (.017)    (.018)        (.12)

   See accompanying notes to consolidated financial statements.

                  LUCAS EDUCATIONAL SYSTEMS, INC.
              (Formerly Mirador Equity Partners, Ltd.)
                   (A Development Stage Company)
                 Statements of Stockholders  Equity
      From Inception on December 5, 1996 through September 30, 1999
                                                                   Additional
                                                                     Paid-In
                               Treasury stock       Common Stock     Capital
                               Shares  Amount   Shares      Stock   (Deficit)
Inception at December 5, 1996    -        -        -        $  -     $   -


Issuance of common stock at
 $0.00125 per share              -       -      8,700,000   8,700    (8,600)

Net loss from inception on
 December 6, 1996 through
 March 31, 1997                  -       -           -         -         -

Balance, March 31, 1997          -       -      8,700,000   8,700    (8,600)

Common stock issued in
 recapitalization                -       -      1,849,869   1,850    (1,810)

Common stock issued for
 cash and services of
 $0.60 per share                 -       -        192,000     192   114,808

Common stock issued for debt
 at $0.60 per share              -       -        333,000     333   199,667

Common stock issued for
 services at $0.60 per share     -       -        168,750     169   101,081

Net loss for the year
 ended March 31, 1998            -       -           -          -        -


Balance, March 31, 1998          -       -     11,243,619 $11,244  $405,146

Proceeds from stock subscription -       -           -          -        -
receivable

Common stock issued for
 cash                            -       -         90,000      90   179,910
 debt and other payables         -       -        400,000     400   299,600
 Services                        -       -        720,000     720   364,280

Contributed shares           455,500     -           -          -        -

Treasury stock
issued for cash             (455,500)    -           -          -   227,500

Net Loss                         -       -           -          -        -

Balance, March 31, 1999          -       -     12,453,619  12,454 1,476,436

Net Loss                         -       -           -          -        -

Balance, September 30, 1999      -       -     12,453,619  12,454 1,476,436



                  LUCAS EDUCATIONAL SYSTEMS, INC.
              (Formerly Mirador Equity Partners, Ltd.)
                   (A Development Stage Company)
                 Statements of Stockholders  Equity
      From Inception on December 5, 1996 through September 30, 1999
                               Unearned Stock Sub-
                               Compen-  scription   Accumulated
                               sation   Receivable    Deficit     Total
Inception at December 5, 1996 $    -     $   -      $   -        $      -

Issuance of common stock at
 $0.00125 per share                -         -          -              100

Net loss from inception on
 December 6, 1996 through
 March 31, 1997                    -         -          (63)           (63)

Balance, March 31, 1997            -         -          (63)            37

Common stock issued in
 recapitalization                  -         -          -               40

Common stock issued for
 cash and services of
 $0.60 per share                   -         (25)       -          114,975

Common stock issued for debt
 at $0.60 per share                -         -          -          200,000

Common stock issued for
 services at $0.60 per services    -         -          -          101,250

Net loss for the year
 ended March 31, 1998              -         -      (351,181)     (351,181)

Balance, March 31, 1998            -        $(25)   (351,244)       65,121

Proceeds from stock subscription
receivable                         -          25        -               25

Common stock issued for
 cash                              -         -          -          180,000
 debt and other payables           -         -          -          300,000
 Services                     (106,875)      -          -          258,125

Contributed shares                 -         -          -              -

Treasury stock
issued for cash                    -         -          -          227,500

Net Loss                           -         -      (895,509)      (895,509)

Balance, March 31, 1999       (106,875)      -    (1,246,753)       135,262

Common Stock issued for          33,750      -          -            33,750
Services

Net Loss                                            (212,287)      (212,287)

Balance September 30, 1999     (73,125)           (1,459,040)       (43,275)


            LUCAS EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARY
                (A Development Stage Company)
                Consolidated Statement of Cash Flows
For the three months and six months ended September 30,1999 and 1998 and Cumulative Amounts Since December 5,1996,
             (Date of Commencement of Development Stage)

                                                                  From
                                                                Inception
                                                                December 5,
                                                                  1996, to
                             September 30,       September 30,  September 30,
                             1999      1998      1999    1998        1999
Cash flows from operating
activities:
 Net loss                    (94,708)(114,196) (212,287)(201,390) (1,459,040)

 Adjustments to reconcile
 net loss to net cash
 (used in) provided by
 operating activities:
  Depreciation and
    amortization                7,146    4,164     14,292    9,228      41,495


  Common stock issued for
  services and payables           -        -         -    51,128     374,350

  Common stock issued for
  debt                            -        -         -       -       200,000
  (increase) decrease in:
    Inventory                                                   (5,610)
    Related party receivables  3,000       -      3,400      -           -
    Deposits                      -    (6,643)       -    (6,643)        -
  Increase (decrease) in:
    Accounts payable          20,661    3,595    30,662  (40,900)    327,100
    Accrued liabilities       38,160       -     56,020   (9,874)     56,020
    Net cash (used in)
    provided by operating
    activities               (25,741)(112,630) (107,913)(198,451)   (465,235)


Cash flows from investing
activities
 purchase of property
 and equipment                     -       -    (13,789)     -      (101,586)


Cash flows from financing
activities:
 Proceeds from related party
 notes payable                     -  120,000       -    180,000      33,500
 Payments on related party
 notes payable                  (100)      -       (100)      -       (6,600)
 Issuance of common stock     16,875       -     33,750       -      541,390
 Proceeds from stock
 subscription
 receivable                        -       -        -         25          25
 Net cash provided by
 financing activities         16,775  120,000    33,650  180,025     568,315
 Net increase(decrease)
 in cash                      (8,966)   7,370   (88,052) (18,426)      1,494
 Cash, beginning of period    10,460   11,395    89,546   37,191          -
 Cash, end of period           1,494   18,765     1,494   18,765       1,494

See accompanying notes to consolidated financial statements.

                            Note to financial statements

     The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal, recurring nature.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
-----------------

      The Company has not engaged in any material operations or had any revenues from operations during the quarter ended September 30, 1999. The Company completed a reorganization whereby it acquired all of the outstanding voting securities of Lucas Educational Systems, Inc., a Nevada corporation ("Lucas Nevada"), reported in a Form 8-K Current Report dated November 11, 1997, which has been previously filed with the Securities and Exchange Commission and which is incorporated herein by reference.

     The Company plans in the next twelve months to promote the Company's product through direct or indirect marketing channels.

     The Company will need $500,000 for operations for the next twelve months, and these funds will need to be raised through debt or equity financing.

Results of Operations.
----------------------

     At September 30, 1999, the Company had $66,745 in assets and current liabilities of $110,020. There were no revenues in the three months ended September 30, 1999, and losses from operations during this period were ($94,724).

Liquidity
---------

     The Company had cash of $1,494 as of September 30, 1999, with liabilities of $110,020 for the same period.

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

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          On July 22, 1999, an action was filed in the Third Judicial District Court of Salt Lake County, State of Utah, styled as Martineau & Company, Plaintiff vs. Lucas Educational Systems, Inc., Jerry R. Lucas, Cheryl Lucas,
William Husa and David E. Nelson, Defendants, Case No. 990907426.   The
Plaintiff is claiming an aggregate of $23,079.02 for services rendered, expenses and the balance due on a loan, together with interest at the rate of 2% per month until paid in full.

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

          None; not applicable.

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

                                       LUCAS EDUCATIONAL SYSTEMS, INC.


Date: 11/18/99                         By:/s/Jerry R. Lucas
      -------                          ---------------------------
                                       Jerry R. Lucas
                                       President and Director



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                       LUCAS EDUCATIONAL SYSTEMS, INC.

Date: 11/18/99                         By:/s/Jerry R. Lucas
     ---------                         -----------------------------
                                       Jerry R. Lucas
                                       President and Director

Date: 11/18/99                         By:/s/Cheryl W. Lucas
     ---------                         -----------------------------
                                       Cheryl W. Lucas
                                       Treasurer and Director

Date: 11/15/99                         By:/s/David Nelson
     ----------                        ------------------------------
                                       David Nelson
                                       Secretary and CFO