Form 10QSB
period 1999-12-31
LUCAS EDUCATIONAL SYSTEMS INC
filed 2000-02-15
CIK 925663

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended December 31, 1999
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

                             December 31, 1999

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


              Lucas Educational Systems, Inc. and Subsidiary
                          Consolidated Balance Sheet
CAPTION
                                     December 31, 1999     March 31, 1999

                              ASSETS

                                             (Unaudited)          (Audited)


Current assets:
     Cash                                  $       259       $    89,546
     Related party receivables                     -              3,400
     Inventory                                   5,610             5,610
TOTAL CURRENT ASSETS                             5,869            98,556

Property and equipment, net                     51,233            60,144


TOTAL ASSETS                                    57,102       $   158,700

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                           30,195      $    11,438
     Accrued liabilities                        31,607                -
     Related party notes payable                14,400           12,000

TOTAL CURRENT LIABILITIES                       76,202           23,438

Stockholders' equity:
     Common stock authorized
      20,000,000 shares at $0.001
      par value; 12,453,619 shares
      and 12,453,619 shares issued
      and outstanding, respectively             12,454            12,454
     Additional paid-in capital              1,476,436        1,476,436
      Unearned compensation                    (56,250)        (106,875)
      Accumulated deficit                   (1,451,740)      (1,246,753)

TOTAL STOCKHOLDERS' EQUITY                     (19,100)         135,262

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                            57,102         $158,700


          LUCAS EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARY
                  (A Development Stage Company)
               Consolidated Statement of Operations
        For the three months and the Nine months periods
                ending December 31, 1999 and 1998
                      and Cumulative Amounts
Since December 5,1996 (Date of Commencement of Development Stage)


                    3 months ended           9 months ended      Cumulative
                    December 31              December 31         Amounts
                   1999          1998        1999        1998

Revenue               -            -            -           -           -

Expenses
Depreciation and
 Amortization      7,146          4,614       21,438     13,841      49,091
 General and
 Administration  (14,445)*      328,980      183,588    521,141   1,400,573

Net Loss from
 Operations        7,299       (333,594)    (205,026)  (534,982) (1,449,664)


Other income
(expense):
 Interest Income       1            -            472        -           472
 Interest expense      -            -           (433)       -        (2,548)
Net loss before
 provision for
 income taxes      7,300       (333,594)    (204,987)  (534,982) (1,451,740)

Provision for
income taxes          -             -            -          -           -

Net loss           7,300       (333,594)    (204,987)  (534,982) (1,451,740)

Net loss per
 common share -
 basic and fully
 diluted            .001          (.027)        (.016)    (.045)       (.12)

   See accompanying notes to consolidated financial statements.
*See Item 5 of this Report concerning the forgiveness of monies owed to Jerry Lucas for salaries and the leaseholder for monthly lease monies due.

                  LUCAS EDUCATIONAL SYSTEMS, INC.
              (Formerly Mirador Equity Partners, Ltd.)
                   (A Development Stage Company)
                 Statements of Stockholders  Equity
      From Inception on December 5, 1996 through December 31, 1999
                                                                   Additional
                                                                     Paid-In
                               Treasury stock       Common Stock     Capital
                               Shares  Amount   Shares      Stock   (Deficit)
Inception at December 5, 1996    -        -        -        $  -     $   -

Issuance of common stock at
 $0.00125 per share              -       -      8,700,000   8,700    (8,600)

Net loss from inception on
 December 6, 1996 through
 March 31, 1997                  -       -           -         -         -

Balance, March 31, 1997          -       -      8,700,000   8,700    (8,600)

Common stock issued in
 recapitalization                -       -      1,849,869   1,850    (1,810)

Common stock issued for
 cash and services of
 $0.60 per share                 -       -        192,000     192   114,808

Common stock issued for debt
 at $0.60 per share              -       -        333,000     333   199,667

Common stock issued for
 services at $0.60 per share     -       -        168,750     169   101,081

Net loss for the year
 ended March 31, 1998            -       -           -          -        -

Balance, March 31, 1998          -       -     11,243,619 $11,244  $405,146

Proceeds from stock subscription -       -           -          -        -
receivable

Common stock issued for
 cash                            -       -         90,000      90   179,910
 debt and other payables         -       -        400,000     400   299,600
 Services                        -       -        720,000     720   364,280

Contributed shares           455,500     -           -          -        -

Treasury stock
issued for cash             (455,500)    -           -          -   227,500

Net Loss                         -       -           -          -        -

Balance, March 31, 1999          -       -     12,453,619  12,454 1,476,436

Net Loss                         -       -           -          -        -

Balance, December 31, 1999       -       -     12,453,619  12,454 1,476,436



                  LUCAS EDUCATIONAL SYSTEMS, INC.
              (Formerly Mirador Equity Partners, Ltd.)
                   (A Development Stage Company)
                 Statements of Stockholders  Equity
      From Inception on December 5, 1996 through December 31, 1999
                               Unearned Stock Sub-
                               Compen-  scription   Accumulated
                               sation   Receivable    Deficit     Total
Inception at December 5, 1996 $    -     $   -      $   -        $      -

Issuance of common stock at
 $0.00125 per share                -         -          -              100

Net loss from inception on
 December 6, 1996 through
 March 31, 1997                    -         -          (63)           (63)

Balance, March 31, 1997            -         -          (63)            37

Common stock issued in
 recapitalization                  -         -          -               40

Common stock issued for
 cash and services of
 $0.60 per share                   -         (25)       -          114,975

Common stock issued for debt
 at $0.60 per share                -         -          -          200,000

Common stock issued for
 services at $0.60 per services    -         -          -          101,250

Net loss for the year
 ended March 31, 1998              -         -      (351,181)     (351,181)

Balance, March 31, 1998            -        $(25)   (351,244)       65,121

Proceeds from stock subscription
receivable                         -          25        -               25

Common stock issued for
 cash                              -         -          -          180,000
 debt and other payables           -         -          -          300,000
 Services                     (106,875)      -          -          258,125

Contributed shares                 -         -          -              -

Treasury stock
issued for cash                    -         -          -          227,500

Net Loss                           -         -      (895,509)      (895,509)

Balance, March 31, 1999       (106,875)      -    (1,246,753)       135,262

Common Stock issued for         50,625       -           -           50,625
Services

Net Loss                                            (204,987)      (204,987)

Balance December 31, 1999      (56,250)           (1,451,740)       (19,100)


            LUCAS EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARY
                (A Development Stage Company)
                Consolidated Statement of Cash Flows
For the three months and nine months ended December 31, 1999 and 1998 and Cumulative Amounts Since December 5,1996,
             (Date of Commencement of Development Stage)

                                                                  From
                                                                Inception
                                                                December 5,
                             3 Months ended      9 Months ended  1996, to
                             December 31,        December 31,   December 31,
                             1999      1998      1999    1998        1999
Cash flows from operating
activities:
 Net loss                    7,300 (333,594) (204,987)(534,982) (1,451,740)

 Adjustments to reconcile
 net loss to net cash
 (used in) provided by
 operating activities:
  Depreciation and
    amortization             7,146    4,614    21,438   13,841      49,091

  Common stock issued for
  services and payables        -    230,000       -    269,153     374,350

  Common stock issued for
  debt                         -        -         -     75,000     200,000
  (increase) decrease in:
    Inventory                                                       (5,610)
    Related party receivables  -        -       3,400      -           -
    Deposits                   -        -         -        -           -
  Increase (decrease) in:
    Accounts payable       (11,904)  18,589    18,758  (22,322)    315,195
    Accrued liabilities    (24,413)  33,000    31,607   23,137      31,607
    Net cash (used in)
    provided by operating
    activities             (21,871) (47,390) (129,784)(176,173)   (487,107)

Cash flows from investing
activities
 (purchase) or sale of
 property and equipment      1,816      -     (11,973)     -       (99,769)
 Increase in prepaid expenses  -      6,643       -     (3,000)
 Depreciation recaptured      (555)     -        (555)     -          (555)

Cash flows from investing
Activities                   1,261    6,643   (12,528)  (3,000)   (100,324)

Cash flows from financing
activities:
 Proceeds from related party
 notes payable               2,500   15,600     2,500   15,600       36,000
 Payments on related party
 notes payable                 -        -        (100)     -         (6,600)
 Issuance of common stock   16,875    7,500    50,625  127,500      558,265
 Proceeds from stock
 subscription
 receivable                    -        -         -        -             25
 Net cash provided by
 financing activities       19,375   23,100    53,025  143,100      567,690
 Net increase(decrease)
 in cash                    (1,235) (17,647)  (89,287) (36,073)         259
 Cash, beginning of period   1,494   18,765    89,546   37,191          -
 Cash, end of period           259    1,118       259    1,118          259

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
------------------

      The Company has not engaged in any material operations or had any revenues from operations during the quarter ended December 31, 1999. The Company completed a reorganization whereby it acquired all of the outstanding voting securities of Lucas Educational Systems, Inc., a Nevada corporation ("Lucas Nevada"), reported in a Form 8-K Current Report dated November 11, 1997, which has been previously filed with the Securities and Exchange Commission and which is incorporated herein by reference.

     The Company plans in the next twelve months to promote the Company's product through direct or indirect marketing channels.

     The Company will need $500,000 for operations for the next twelve months, and these funds will need to be raised through debt or equity financing.

Results of Operations.
----------------------

     At December 31, 1999, the Company had $57,102 in assets and current liabilities of $76,202. There were no revenues in the three months ended December 31, 1999, and profits from operations during this period were $7,300. These profits were derived from the forgiveness of Jerry Lucas' accrued and future salary of $32,000, and forgiveness of the leaseholder of accrued and future lease payments of $15,000, until there is adequate funding.

Liquidity.
----------

     The Company had cash of $259 as of December 31, 1999, with liabilities of $76,202 for the same period.

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

                                       LUCAS EDUCATIONAL SYSTEMS, INC.


Date: 2/11/2000                        By:/s/Jerry R. Lucas
      ---------                        ---------------------------
                                       Jerry R. Lucas
                                       President and Director



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                       LUCAS EDUCATIONAL SYSTEMS, INC.

Date: 2/11/2000                        By:/s/Jerry R. Lucas
      ---------                        -----------------------------
                                       Jerry R. Lucas
                                       President and Director

Date: 2/12/2000                        By:/s/Cheryl W. Lucas
      ---------                        -----------------------------
                                       Cheryl W. Lucas
                                       Treasurer and Director

Date: 2/15/2000                        By:/s/David Nelson
      ---------                        ------------------------------
                                       David Nelson
                                       Secretary and CFO