Form 10KSB
period 2000-03-31
LUCAS EDUCATIONAL SYSTEMS INC
filed 2000-06-16
CIK 925663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2000

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)

                          For the transition period ________ to ________

                           Commission File No. 0-24374

                         LUCAS EDUCATIONAL SYSTEMS, INC.
                 (Name of small business issuer in its charter)
          Delaware                                              62-1690722
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

         17950 Preston Road, Suite 912, Dallas, Texas             75252
         (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (972) 267-7250

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X                    NO
     ---                      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ?

The registrant's revenues for its most recent fiscal year were:  $-0-.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 30, 2000 was $1,702,586.

At April 30, 2000, the registrant had outstanding 14,788,619 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III (except Item 13) will be contained in Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be heard in November 1999.

           Transitional Small Business Disclosure Format (check one):

                                              Yes      No  X
                                                  ---     ---



                                TABLE OF CONTENTS

                                                                                  Page
                                                                                  ----


                                     PART I

  Item 1.     Description of Business                                              1

  Item 2.     Description of Property                                              4

  Item 3.     Legal Proceeding                                                     4

  Item 4.     Submission of Matters to a Vote of Security Holders                  4

                                     PART II

  Item 5.     Market for Common Equity and Related Stockholder Matters             5

  Item 6.     Management's Discussion and Analysis or Plan of Operations           5

  Item 7.     Financial Statements                                                 7

  Item 8.     Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure                                               20

                                    PART III

  Item 9.     Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act                  20

  Item 10.    Executive Compensation                                               20

  Item 11.    Security Ownership of Certain Beneficial Owners and Management       20

  Item 12.    Certain Relationships and Related Transactions                       20

  Item 13.    Exhibits and Reports on Form 8-K                                     21


                                     PART I

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

General

         Founded in 1996 by Jerry R. Lucas to commercialize the learning techniques developed by Mr. Lucas over 30 years of research and experimentation, the predecessor of the company was merged into a publicly traded corporation in 1997 and exists today as a development stage company trading on the OTC Bulletin Board under the symbol LEDS.

         Mr. Lucas has devoted his life to cultivating ideas and methods for memory-retention. The resulting methodology is known as The Lucas Learning System(TM). His guest appearances on nationally syndicated television shows such as the Tonight Show and Good Morning America, coupled with his countless live appearances and seminars earned Mr. Lucas the title of Doctor Memory(TM). He graduated Phi Beta Kappa from Ohio State University, became the only three-time recipient of the Big Ten player of the year award, was chosen seven times as an All-Pro during his career with the New York Knicks, was inducted into the NBA Hall of Fame in 1979, and was recently named one of the 50 most outstanding NBA players of all time. In late 1999 Mr. Lucas was chosen as one of five most outstanding college basketball players of the twentieth century by Sports Illustrated. In the resulting article he was specifically recognized for his memory-retention expertise.

         Late in 1999, Mr. Lucas retained the consulting services of Jeffrey R. Gullo to assist with the development and revision of the company's business and marketing plans, and to assist in securing adequate capital to transition the company from a development stage into operations. In March 2000, the company completed a private placement of $1,400,000 of Series A Convertible Preferred Stock, appointed two directors to fill vacancies, hired Mr. Gullo to become its President and Chief Executive Officer, and hired a Chief Financial Officer.

         The company is now in position to pursue its mission and begin providing learning systems for users of all ages based on the Lucas Learning System(TM).

Company Vision and Key Business Strategies

         The company's vision is to change the way people learn through Learning That Lasts(TM). Its mission is to gain recognition as the nation's leading authority and largest provider of memory training techniques and related educational products.

         The company is establishing itself as a marketing oriented content provider. Product development will focus on bringing to market highly valued adaptations of its methodologies that service adult general interests, children's learning requirements, and the needs of the Christian Bible Study sector. It will seek to distribute its learning products directly to end consumers via e-commerce enabled channels, and simultaneously begin leveraging the more traditional wholesale distribution channels available to the book publishing industry. By outsourcing low value product duplication and distribution functions, the company will seek to scale up its operations significantly without a proportionate increase in fixed costs. In the near-term, the company seeks to:

     o Implement an integrated marketing approach with an emphasis on targeted selling;

     o    Create  strong  brand   awareness   under  the  trademarks  of  Doctor
          Memory(TM) and Learning That Lasts(TM);

     o    Drive traffic to the company's DoctorMemory.com web site;

     o    Develop wholesale distribution opportunities;

     o Implement a continuous improvement program to insure quality in the rapidly expanding product line.

     Once established the company will seek to:

     o    Create a formal strategic partnering and alliance program;
     o Leverage the broadband capabilities of the Internet offering multi-media streaming and downloadable content that is virtually free of distribution costs;
     o Extend its product line beyond the initial digital, video, audio and printed materials by adapting the methodologies to public education courseware and/or television programming.



Product Overview

         The company employs a market driven product development strategy. This strategy focuses on near term selling opportunities while prioritizing resources to those products projected to create the most value for the company. It seeks to develop products which are easily and cost effectively reproducible to penetrate high demand\high value market segments.

         Lucas Learning System(TM) products will generally be positioned to enable delivery through multiple distribution channels. The company intends to offer numerous products that are scheduled for release in both digital and more traditional formats during the next twelve months. Future releases of products are contemplated in which Internet access can allow real-time streaming of data without significant distribution costs. As broadband deployment progresses, both leased access and downloadable digital distribution models are expected to coexist with more traditional video, audio, and printed formats.

         Numerous products have been targeted for deployment during the first year of operations. The majority of these products have adapted the Lucas Learning System(TM) to specific learning situations. Topics of broad interest to adult and student learners such as learning to speak Spanish and how to remember names and faces will be offered in a variety of media. Programs that adapt the techniques to the unique learning requirements of children aid in the teaching of reading, writing, grammar, mathematics, and social studies. Still other contemplated products assist the Christian community in the retention of Bible materials of interest to bible study groups, Sunday school classes, etc. One product in particular, a book entitled Doctor Memory's Learning How to Learn, actually provides the reader with a detailed framework upon which all learning can be adapted.

         The initial products represent the utilization of only a fraction of the images, scripts, writings, characters, and concepts that make up the intellectual property exclusively assigned to the company. Significant expansion into additional product offerings such as the development and production of a children's educational television series or comprehensive course materials targeted at the public education sector are consistent with the company's vision and mission. However, given the significant resource requirements of such product offerings, the company believes the development and marketing of such products should be deferred in favor of building brand awareness around more rapidly deployable products such as those mentioned above.

Marketing Program

         The market for the company's products consists of anyone seeking to learn, memorize or retain any subject matter more thoroughly and effectively than through traditional repetition-based methods of learning. Persons who utilize the company's products include those seeking the ability to speak and understand foreign languages, remember names and faces for building personal relationships, recall and quote Bible scripture for use in daily life and instruction of others, remember core educational subject matter, recall information for test taking, and to memorize basic information for general reference. While the company will focus its marketing efforts on the United States market, significant international sales could result from the global exposure provided via the direct distribution channel (DoctorMemory.com) and through the development of a wholesale distribution alliance within the traditional book-publishing and distribution channel.

         The company will initially focus on image development and branding. The primary goal is to gain recognition of Doctor Memory(TM) as the leading authority in memory training and superior learning techniques. The company will seek to:

     o Implement a marketing approach that leverages the public recognition of Mr. Lucas seeking cost effective promotional opportunities wherever appropriate;

     o Execute a multi-faceted image campaign, including TV appearances, radio interviews, speeches, articles, and book reviews;

     o Create visibility through product placement in traditional bookstores and other selected retail outlets;

     o Capitalize on the socially responsible aspects of the product line to seek referrals and endorsements;

     o Leverage cost effective e-commerce marketing opportunities to drive traffic to the DoctorMemory.com web site;

     o Seek increased "share of customer" by providing, for example, free access to value added services available exclusively on the DoctorMemory.com web site; and implementing other customer loyalty programs as appropriate;

     o Implement a direct sales program with the formation of strategic alliances with software vendors, learning centers, and other relevant organizations.

Employees

         As of April 30, 2000, the company employed four persons, consisting of three executives and one product development manager. Product development will require additional personnel as the product lines increase. Quality assurance oversight will continue to be provided by Mr. Lucas and through the outsourcing of the editorial review function. The company intends to add personnel primarily in the sales and marketing area to focus on top line growth. A quality "total customer experience" will be assured through back office and administrative personnel. The company anticipates outsourcing all product duplication and both the direct and wholesale distribution functions. By implementing this outsourcing philosophy, the company will seek to scale operations without proportionate increases in the number of employees.

Intellectual Property Rights

         The company  holds  under  license  from Jerry R. and Cheryl  Lucas the exclusive right to develop, market and distribute products based upon a proprietary memory enhancement methodology. The company intends to manage the intellectual property rights to provide for their protection in the market and to continue a program of identifying and seeking protection for additional products as they are developed. It regards the trademarks, copyrights, logos, methodology and similar intellectual property as vital to its success and the success of its products. The company relies on the protection afforded them by the laws of the United States. The company additionally has confidentiality agreements with its employees/business partners to further protect its proprietary rights.

Competition

         Although various persons and entities are engaged in similar endeavors, management believes there is no significant competition with the company due to the unique nature of the learning and memory techniques and related products developed by Mr. Lucas and the general lack of competition with significant brand awareness.

         The company believes it will be able to compete on the basis of its brand awareness to be developed based upon Mr. Lucas' name recognition and the effectiveness and variety of the company's products across broad classes of users.

Environmental Impact

       None of the company's activities utilize any hazardous materials or result in any discharge of pollutants into the environment. The company believes it complies fully with all environmental laws and regulations.

Regulation

       There are no specific regulatory issues affecting the company not common to publicly held businesses in general.

Item 2. DESCRIPTION OF PROPERTY
        -----------------------

         The company's principal executive offices are located at 17950 Preston Road, Suite 912, Dallas, Texas 75252. The premises, which are leased from an unaffiliated party, consist of 1,200 square feet. The executive office facility contains management offices, workstations, computer equipment, and related software. Monthly rent is $2,200 through the remainder of a 36-month lease term, which expires on April 30, 2003.

         A product development facility is located in Templeton, California. The premises, which are rented on a month-to-month basis from a related party, consist of approximately 1,200 square feet. Monthly rent is $1,200.

         Product duplication and printing will be performed in outsourced locations, as well as product warehousing and distribution.

         All of the company's properties are covered by property and casualty insurance the company believes to be adequate.

Item 3.  LEGAL PROCEEDINGS

         The action filed July 22, 1999, in the Third Judicial District Court of Salt Lake County, State of Utah, styled Martineau & Company, Plaintiff vs. Lucas Educational Systems, Inc., Jerry R. Lucas, Cheryl Lucas, William Husa and David
E. Nelson, claiming $23,079 for services rendered, expenses and the balance due on a loan, together with interest at the rate of 2% per month until paid in full was settled on April 4, 2000 for a total of $28,143, inclusive of all legal fees and related settlement charges.

         The company was not engaged in any legal proceedings on the date of this report.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         None.



                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         --------------------------------------------------------

Market Information

         The company's common stock is traded in the over-the-counter market on the OTC Bulletin Board under the symbol LEDS. The following table shows the price range of the company's common stock as reported by Nasdaq for the last two fiscal years.

                                          BID                               ASK
Quarter Ended                    High              Low              High            Low
-------------                    ----              ---              ----            ---

 6-30-98                        7.3125            5.1250           7.3750          5.5000
 9-30-98                        5.2500            1.2500           5.5000          1.8125
12-31-98                        2.1875            0.6250           2.3750          1.0000
 3-31-99                        1.1875            0.5625           1.3125          0.6563
 6-30-99                        1.0000            0.2500           1.0313          0.3000
 9-30-99                        0.2800            0.0625           0.3750          0.1250
12-31-99                        0.1250            0.0313           0.1875          0.0938
 3-31-00                        0.5625            0.0500           0.6875          0.0938



Holders

         As of April 30, 2000, there were 142 record holders of the company's common stock and 7 holders of the company's Series A Convertible Preferred Stock.

Dividends

         The company does not anticipate any stock or cash dividends on its common stock in the foreseeable future.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
         ----------------------------------------------------------

General

         In November 1997, the company completed a reorganization whereby it acquired all of the outstanding voting securities of Lucas Educational Systems, Inc., a Nevada corporation. During the remainder of fiscal 1998 and continuing through fiscal 1999 and 2000, the company remained in the developmental stage and sought funding from various sources to enable it to seek marketing and distribution channels for its products, which are based upon a proprietary memory enhancement methodology developed by its founder, Jerry R. Lucas. In the fiscal year ended March 31, 2000, the company reduced operating expense by decreasing the number of employees and minimizing professional services.

         In March 2000, the company completed a private placement of 89,974 shares of Series A Convertible Preferred Stock to accredited investors as defined in Regulation D promulgated pursuant to the Securities Act of 1933, as amended. The capital raised in connection with the private placement will be used to complete development of its initial product line and commence the marketing and distribution of its products. See Part I, Item 1, "Product Overview." The company is now in position to pursue its business of providing a learning system for users of all ages based on the Lucas learning techniques.

Results of Operations

         Due to a lack of capital and management, the company was unable to establish distribution channels and complete development and production of targeted products. Therefore, meaningful revenues were not created during the fiscal year ended March 31, 2000. The company, also constrained by capital in the prior year, received no revenues during the year ended March 31, 1999.

         Net loss for the year ended March 31, 2000 was $295,280 as compared to a net loss of $895,509 for the year ended March 31, 1999. The net loss was reduced primarily by reducing general and administrative expenses by decreasing the number of employees and minimizing the professional services that it utilized as cash declined because of a lack of funding during the year. This decrease was partially offset by the costs associated with the private placement of Series A Convertible Preferred Stock in March 2000.

Liquidity

         As a development stage company, the company has historically relied on cash generated through the sale of various equity instruments as its primary source of liquidity. Available cash at March 31, 2000 of $1,278,924 represents an increase of $1,189,378 compared to available cash at March 31, 1999. The increase is primarily related to the company's sale of $1,400,000 of Series A Convertible Preferred Stock in March, 2000, offset partially by the settlement of various outstanding liabilities. Additionally, during the fiscal year ended March 31, 2000 the company issued 2,385,000 shares of common stock for services (See section entitled "Executive Compensation" appearing in the company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about July 29, 2000).

         As of March 31, 2000 the company had no significant credit facilities available.

Year 2000

         With the change to the year 2000, the company experienced no significant interruptions in its normal business processes as a result of its own systems or those of companies with which it does business. During the year ended March 31, 2000 the company did not incur any costs related to the remediation of the company's systems for the year 2000.

Forward Looking Information

         This report contains certain forward-looking statements and information relating to the company that are based on the beliefs of the company's management as well as assumptions made by and information currently available to the company's management. When used in this report, words such as "anticipate," "believe," "estimate," "expect," "intend," "should," and similar expressions, as they relate to the company or its management, identify forward-looking statements. Such statements reflect the current views of the company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the operations, results of operations, liquidity and growth strategy of the company, including competitive factors and pricing pressures, changes in legal and regulatory requirements, interest rate fluctuations, and general economic conditions, as well as other factors described in this report. Should one or more of the risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

Item 7.  FINANCIAL STATEMENTS
         --------------------

INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report ..............................................    8



Consolidated Balance Sheets as of March 31, 2000 and 1999 .................    9



Consolidated Statements of Operations for the years ended
March 31, 2000 and 1999 ...................................................   10



Consolidated Statement of Stockholders' Equity for the years ended ........   11
March 31, 2000 and 1999



Consolidated Statements of Cash Flows for the years ended
March 31, 2000 and 1999 ...................................................   13



Notes to Consolidated Financial Statements ................................   14

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Lucas Educational Systems, Inc.

We have audited the accompanying consolidated balance sheet of Lucas Educational Systems, Inc. (a development stage company) as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and the cumulative amounts since December 5, 1996 (date of commencement of development stage). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lucas Educational Systems, Inc. as of March 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended and the cumulative amounts since December 5, 1996 (date of commencement of development stage), in conformity with generally accepted accounting principles.

/s/  Tanner + Co.
-------------------

Salt Lake City, Utah
May 18, 2000



                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (A Development Stage Company)

                           Consolidated Balance Sheet

                                                                           March 31,
                                                                  --------------------------
              Assets                                                  2000            1999
              ------

Current assets:
     Cash                                                         $ 1,278,924    $    89,546
     Related party receivables                                           --            3,400
     Inventory                                                          5,610          5,610
                                                                  --------------------------
                  Total current assets                              1,284,534         98,556

Property and equipment, net                                            52,252         60,144
Other                                                                   3,045           --
                                                                  --------------------------
                                                                  $ 1,339,831    $   158,700
                                                                  ==========================

              Liabilities and Stockholders' Equity
              ------------------------------------

Current liabilities:
     Accounts payable                                             $    46,724    $    11,438
     Related party notes payable                                        2,500         12,000
                                                                  --------------------------
                  Total current liabilities                            49,224         23,438

Commitments                                                              --             --

Stockholders' equity:
     Preferred stock; 1,000,000 shares authorized, $.001
       par value; 89,974 and 0 shares issued and
       outstanding, respectively (aggregate liquidation
       preference $1,400,000)                                              90           --
     Common stock 20,000,000 shares authorized,
       $.001 par value; 14,788,619 and 12,453,619 shares issued
       and outstanding, respectively                                   14,789         12,454
     Additional paid-in capital                                     3,366,196      1,476,436
     Unearned compensation                                           (548,435)      (106,875)
     Accumulated deficit                                           (1,542,033)    (1,246,753)
                                                                  --------------------------
                   Total stockholders' equity                       1,290,607        135,262
                                                                  --------------------------
                                                                  $ 1,339,831    $   158,700
                                                                  ==========================






                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (A Development Stage Company)

                      Consolidated Statement of Operations
                              Years Ended March 31,
                  and Cumulative Amounts Since December 5, 1996
                   (Date of Commencement of Development Stage)


                                                                                 Cumulative
                                                      2000            1999       Amounts
                                                --------------------------------------------

Revenue                                         $       --      $       --      $       --

General and administrative expenses                  293,236         893,394       1,537,874
                                                --------------------------------------------
          Loss from operations                      (293,236)       (893,394)     (1,537,874)

Other income (expense):
     Interest income                                     472            --               472
     Interest expense                                 (2,516)         (2,115)         (4,631)
                                                --------------------------------------------
         Loss before benefit for income taxes       (295,280)       (895,509)     (1,542,033)

Benefit for income taxes                                --              --              --
                                                --------------------------------------------
         Net loss                               $   (295,280)   $   (895,509)   $ (1,542,033)
                                                ============================================

         Loss per common share -
           basic and diluted                    $       (.02)   $       (.08)   $       (.13)

         Weighted average shares -
           basic and diluted                      12,519,000      11,975,000      11,929,000




                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (A Development Stage Company)

                 Consolidated Statement of Stockholders' Equity
                         For the Period December 5, 1996
                   (Date of Commencement of Development Stage)
                             Through March 31, 2000

                                          Treasury Stock           Preferred Stock              Common Stock
                                        Shares     Amount        Shares      Amount        Shares         Amount
                                      ----------------------------------------------------------------------------

Balance at December 5, 1996               --     $   --            --     $      --            --      $      --
Issuance of common stock for cash         --         --            --            --       8,700,000          8,700
Net loss from inception on December
5, 1996 through March 31, 1997            --         --            --            --            --             --
                                      ----------------------------------------------------------------------------
Balance at March 31, 1997                 --         --            --            --       8,700,000          8,700

Common stock issued in
recapitalization                          --         --            --            --       1,849,869          1,850
Common stock issued for:
    cash and services                     --         --            --            --         192,000            192
    Debt                                  --         --            --            --         333,000            333
    Services                              --         --            --            --         168,750            169
Net loss                                  --         --            --            --            --             --
                                      ----------------------------------------------------------------------------
Balance at March 31, 1998                 --         --            --            --      11,243,619         11,244

Proceeds from stock subscription
receivable                                --         --            --            --            --             --
Common stock issued for:
    Cash                                  --         --            --            --          90,000             90
    Debt and payables                     --         --            --            --         400,000            400
    Services                              --         --            --            --         720,000            720
Contributed shares                     455,000       --            --            --            --             --
Treasury stock issued for cash        (455,000)      --            --            --            --             --
Net loss                                  --         --            --            --            --             --
                                      ----------------------------------------------------------------------------
Balance at March 31, 1999                 --         --            --            --      12,453,619         12,454

Common stock issued for services          --         --            --            --       2,385,000          2,385
Convertible preferred stock issued
for cash                                  --         --          89,974            90          --             --
Cancellation of common stock issued
for services                              --         --            --            --         (50,000)           (50)
Stock compensation                        --         --            --            --            --             --
Net loss                                  --         --            --            --            --             --
                                      ----------------------------------------------------------------------------
Balance at March 31, 2000                 --     $   --          89,974   $        90    14,788,619    $    14,789
                                      ============================================================================




                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (A Development Stage Company)

                 Consolidated Statement of Stockholders' Equity
                         For the Period December 5, 1996
                   (Date of Commencement of Development Stage)
                             Through March 31, 2000

                                        Additional                     Stock
                                         Paid-in      Unearned       Subscription   Accumulated
                                         Capital      Compensation   Receivable      Deficit         Total
                                      -----------------------------------------------------------------------
Balance at December 5, 1996           $      --      $      --      $      --      $      --      $      --
Issuance of common stock for cash          (8,600)          --             --             --              100
Net loss from inception on December
5, 1996 through March 31, 1997               --             --             --              (63)           (63)
                                      -----------------------------------------------------------------------
Balance at March 31, 1997                  (8,600)          --             --              (63)            37

Common stock issued in
recapitalization                           (1,810)          --             --             --               40
Common stock issued for:
    Cash and services                     114,808           --              (25)          --          114,975
    Debt                                  199,667           --             --             --          200,000
    Services                              101,081           --             --             --          101,250
Net loss                                     --             --             --         (351,181)      (351,181)
                                      -----------------------------------------------------------------------
Balance at March 31, 1998                 405,146           --              (25)      (351,244)        65,121

Proceeds from stock subscription
receivable                                   --             --               25           --               25
Common stock issued for:
    Cash                                  179,910           --             --             --          180,000
    Debt and payables                     299,600           --             --             --          300,000
    Services                              364,280       (106,875)          --             --          258,125
Contributed shares                           --             --             --             --             --
Treasury stock issued for cash            227,500           --             --             --          227,500
Net loss                                                                              (895,509)      (895,509)
                                      -----------------------------------------------------------------------
Balance at March 31, 1999               1,476,436       (106,875)          --       (1,246,753)       135,262

Common stock issued for services          546,050       (548,435)          --             --             --
Convertible preferred stock issued
for cash                                1,399,910           --             --             --        1,400,000
Cancellation of common stock issued
for services                              (56,200)        56,250           --             --             --
Stock compensation                           --           50,625           --             --           50,625
Net loss                                     --             --             --         (295,280)      (295,280)
                                      -----------------------------------------------------------------------
Balance at March 31, 2000             $ 3,366,196    $  (548,435)          --      $(1,542,033)   $ 1,290,607
                                      =======================================================================





                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (A Development Stage Company)

                      Consolidated Statement of Cash Flows
                       Years Ended March 31, 2000 and 1999
                  and Cumulative Amounts Since December 5, 1996
                   (Date of Commencement of Development Stage)

                                                                                        Cumulative
                                                             2000           1999         Amounts
                                                         -----------------------------------------

Cash flows from operating activities:

     Net loss                                            $  (295,280)   $  (895,509)   $(1,542,033)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                        28,583         21,903         56,236
         Exchange of assets for services                       1,262           --            1,262
         Common stock issued for services and payables          --          506,997        844,375
         Stock compensation                                   50,625           --           50,625
         (Increase) decrease in:
              Related party receivables                        3,400         (3,400)          --
              Inventories                                       --             --           (5,610)
              Deposits                                          --            3,000           --
              Other                                           (3,045)          --           (3,045)
         Increase (decrease) in:
              Accounts payable                                35,286          1,530         46,724
              Accrued liabilities                               --           (9,863)          --
                                                         -----------------------------------------
   Net cash used in operating activities                    (179,169)      (375,342)      (551,466)

Cash flows from investing activities-

     Purchases of property and equipment                     (21,953)        (6,828)      (109,750)
                                                         -----------------------------------------

Cash flows from financing activities:

     Proceeds from related party notes payable                 2,500         33,500         36,000
     Payments on related party notes payable                 (12,000)        (6,500)       (18,500)
     Issuance of convertible preferred stock               1,400,000           --        1,400,000
     Issuance of common stock                                   --          180,000        295,115
     Issuance of treasury stock                                 --          227,500        227,500
     Proceeds from stock subscription receivable                --               25             25
                                                         -----------------------------------------
   Net cash provided by financing activities               1,390,500        434,525      1,940,140

                                                         -----------------------------------------
Net increase in cash                                       1,189,378         52,355      1,278,924

Cash, beginning of period                                     89,546         37,191           --

                                                         -----------------------------------------
Cash, end of period                                      $ 1,278,924    $    89,546    $ 1,278,924
                                                         =========================================


                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (A Development Stage Company)

                   Notes to consolidated Financial Statements
                             March 31, 2000 and 1999

1.   Organization and Significant Accounting Policies

Organization and Nature of Activities
Lucas Educational Systems, Inc. (formerly Mirador Equity Partners, Ltd.) (Lucas) was incorporated in the state of Delaware on June 11, 1992. In November 1997, Lucas and Lucas Educational Systems, Inc. (Lucas Nevada), a Nevada corporation completed an Agreement and Plan of Reorganization whereby Lucas issued 8,700,000 shares of its common stock in exchange for all of the outstanding common stock of Lucas Nevada. Immediately prior to the Agreement and Plan of Reorganization, Lucas had 1,849,869 shares of common stock issued and outstanding. Mirador Equity Partners, Ltd. changed its name to Lucas Educational Systems, Inc. in conjunction with the merger.

The acquisition was accounted for as a recapitalization of Lucas Nevada because the shareholders of Lucas Nevada controlled Lucas after the acquisition. Lucas is the acquiring entity for legal purposes and Lucas Nevada is the surviving entity for accounting purposes. There was no adjustment to the carrying value of the assets or liabilities of Lucas Nevada in the exchange.

Lucas' vision is to change the way people learn through Learning That LastsTM. Its mission is to gain recognition as the nation's leading authority and largest provider of memory training techniques and related educational products.

Principles of Consolidation
The consolidated financial statements include the financial statements of Lucas and its wholly owned subsidiary Lucas Nevada, collectively, the Company. All significant intercompany balances and transactions have been eliminated.

Development Stage Company
Effective December 5, 1996, the Company is considered a development stage company as defined in SFAS No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Concentration of Credit Risk
The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Inventory
Inventory consists of books held for resale and are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

Property and Equipment
Property and equipment are recorded at cost, less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or terms of the lease, which range from 3 to 5 years. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in the statement of operations.

Use of Estimates in Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes
The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.




Loss Per Share
The computation of basic loss per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents, that would arise from the exercise of stock options outstanding, using the treasury stock method and the average market price per share during the year. At March 31, 2000 and 1999, options to purchase 7,910,000 and 25,000 shares of common stock, respectively, were outstanding, but were not included in the diluted loss per share calculation because the effect would have been antidilutive.

2.   Property And Equipment

Property and equipment consist of the following:

                                                            March 31,
                                                  2000                  1999
                                              ---------------------------------
Furniture and fixtures                        $     4,104          $      1,931
Leasehold improvements                             11,070                11,070
Vehicles                                           37,382                37,382
Master videos                                      13,577                13,577
Computer Equipment                                 41,801                23,837
                                              ---------------------------------
                                                  107,934                87,797

Accumulated Depreciation and amortization         (55,682)              (27,653)
                                              ---------------------------------

                                              $    52,252          $     60,144
                                              =================================








3.   Income Taxes

The benefit for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to loss before benefit for income taxes for the following reasons:

                                                             Year Ended
                                                              March 31,
                                                 -------------------------------           Cumulative
                                                        2000             1999                Amounts
                                                 ----------------------------------------------------

Income tax benefit at statutory rate             $     100,000    $      305,000        $     524,000
Change in valuation allowance                         (100,000)         (305,000)            (524,000)
                                                 ----------------------------------------------------
                                                 $       -        $        -            $       -
                                                 ====================================================


Deferred tax assets are comprised of the following:

                                                                      March 31,
                                                                2000              1999
                                                          -----------------------------------
Net operating loss carryforwards                          $     524,000         $     424,000
Valuation allowance                                            (524,000)             (424,000)
                                                          -----------------------------------
                                                          $       -             $       -
                                                          ===================================



At March 31, 2000, the Company had net operating loss carryforwards of approximately $1,542,000. These carryforwards are available to offset future taxable income and begin to expire in 2017. The amount of the loss carryforwards which may be used is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of the substantial change in ownership that took place as described in note 1.

A valuation allowance has been established that offsets the net deferred tax asset because there is uncertainty surrounding its ultimate realization. The uncertainty is caused by the Company's recurring losses and the annual limits referred to above.

4.   Related Party Transactions

Related party receivables consist of non-interest bearing cash advances due from employees  totaling $0 and $3,400,  respectively  at March 31, 2000 and 1999. In
addition,   the  Company  has  a  licensing  and  royalty   agreement   with  an
officer/shareholders (See note 6).

At March 31, 2000 and 1999, related party notes payable consist of an unsecured note payable to a shareholder with interest at 10% totaling $-0- and $3,500, respectively, and an unsecured, non-interest bearing, demand note payable to a shareholder totaling $2,500 and $8,500, respectively.


5.   Supplemental Cash Flow Information

During the year ended March 31, 1999, the Company reduced related party notes payable and accounts payable in the amount of $51,128 in exchange for common stock.

Actual amounts paid for interest and income taxes are as follows:

                                          Year Ended
                                           March 31,
                                  --------------------------         Cumulative
                                     2000             1999             Amounts
                                  ---------------------------------------------
Interest                          $  2,516          $  2,115         $  4,631
                                  ---------------------------------------------

Income taxes                      $    -            $   -            $    -
                                  ---------------------------------------------


6.       Commitments

Operating Lease Obligation

The Company leases certain office space under a noncancellable operating lease agreement. Future minimum lease payments required under the operating lease are as follows:

                  Years Ending March 31,                   Amount
                  ----------------------              -----------------
                  2001                                $          25,530
                  2002                                           26,640
                  2003                                           26,640
                  2004                                            1,110
                                                      -----------------
                                                      $          79,920
                                                      =================

Rent expense for the years ended March 31, 2000 and 1999 totaled approximately $8,000 and $36,000, respectively.

Licensing and Royalty Agreement

On August 13, 1997, the Company entered into a 99-year license agreement with an officer/shareholders for exclusive worldwide rights to develop and sell products based on their training system. On March 22, 2000, the agreement was expanded to include the option to acquire certain items previously excluded. In exchange for these rights, the Company has agreed to pay royalties totaling 8% of the gross receipts on applicable sales. In addition, under the agreement, the officer/shareholders also have, under certain limited conditions, rights to purchase inventory from the Company at cost plus 25%.

Employment Agreements

During the year ended March 31, 2000, the Company entered into three employment agreements with officers. The agreements provide for the payment of salaries, stock and stock options and have terms which shall continue indefinitely.

7.   Capital Stock

The Company has established a series of preferred stock with a total of 1,000,000 authorized shares and a par value of $.001, and one series of common stock with a par value of $.001 and a total of 20,000,000 authorized shares.

Series A Preferred Stock

On March 1, 2000, the Company established a series of voting, convertible preferred shares designated as Series A Convertible Preferred Stock, consisting of 90,000 shares with $.001 par value. Unconverted shares may be redeemed by the Company any time after April 1, 2002 at $15.56 per share. Series A Convertible Preferred Stock is non-transferable and has the following rights and privileges:

1. The holders of the shares are entitled to non-cumulative dividends, if declared by the Board of Directors.

2. Upon liquidation of the Company, the holders of the shares are entitled to receive, prior to any distribution of any assets or surplus funds to the holders of shares of common stock, an amount equal to $15.56 per share plus unpaid declared dividends, if any.

3. Provided the Company's certificate of incorporation has been amended to authorize sufficient common shares, the preferred shares automatically convert to common stock on March 24, 2001, the first anniversary of the closing of the offering, or sooner in the event of a transfer of more than 50% of all shares outstanding, a merger in which the Company is not the surviving company, or liquidation. The shares will convert at the rate of 100 shares of common stock per share of Series A Convertible Preferred Stock.

4. The holders are entitled to 100 votes per share of Series A Convertible Preferred Stock and together are entitled to elect one member of the Board of Directors.

7.   Stock Options

The Company has two stock option plans (the Option Plans), which together allow a maximum of 12,815,000 options to be granted to purchase common stock at prices generally not less than the fair market value of common stock at the date of grant. Under the Option Plans, grants of options may be made to selected officers and key employees without regard to any performance measures. The options may be immediately exercisable or may vest over time as determined by the Board of Directors. However, the maximum term of an option may not exceed ten years.

Information regarding the stock options is summarized below:

                                                                        Weighted
                                                          Number         Average
                                                            Of          Exercise
                                                          Options         Price
                                                         -----------------------
                 Outstanding at April 1, 1998                  -        $   -
                   Granted                                  625,000          .43
                   Exercised                                600,000          .38
                                                         -----------------------

                 Outstanding at March 31, 1999               25,000         1.50
                   Granted                                7,910,000          .08
                   Forfeited                               (25,000)         1.50
                                                         -----------------------

                 Outstanding at March 31, 2000            7,910,000     $    .08
                                                         =======================


The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for stock options granted to employees. Had compensation expense for the Company's stock options been determined based on the fair value at the grant date and loss per share consistent with the provisions of SFAS No. 123, the Company's results of operations would not have changed.



The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                March 31,
                                                            2000         1999
                                                         -----------------------
                 Expected dividend yield                 $     -            -
                 Expected Stock price volatility               276%         109%
                 Risk-free interest rate                       6.1%         5.0%
                 Expected life of options                  10 years      2 years
                                                         -----------------------


The weighted average fair value of options granted during 2000 and 1999 are $.44 and $.66, respectively.

The following table summarizes information about stock options outstanding at March 31, 2000:

                          Outstanding                                           Exercisable
--------------------------------------------------------------      ---------------------------------

                                      Weighted
                                       Average
                                      Remaining    Weighted                                Weighted
                                     Contractual    average                                 Average
     Exercise         Number            Life       Exercise             Number             Exercise
       Price        Outstanding        (Years)       Price            Exercisable            Price
-----------------------------------------------------------------------------------------------------
$          .06      7,430,000             10     $     .06                -             $      -
           .40        480,000             10           .40                -                    -
-----------------------------------------------------------------------------------------------------
$      .06-.40      7,910,000             10     $     .08                -             $      -
=====================================================================================================


9.   Fair Value of Financial Instruments

The Company's financial instruments consist of cash and payables. The carrying amount of cash and payables approximates fair value because of the short-term nature of these items.

10.  Recent Accounting Pronouncements

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of FASB Statement No. 133." SFAS 133 establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. SFAS 133 is now effective for fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS 133 will not have any material effect on the financial statements of the Company.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. Though the Company is currently evaluating the impact (if any) of SAB 101, the Company does not presently believe it will have a material effect on the financial position or results of operations of the Company.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          ---------------------------------------------------------------

          Not applicable.



                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(A) OF THE EXCHANGE ACT
          -----------------------------------------



The sections entitled "Directors and Executive Officers" appearing in the company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about July 29, 2000, sets forth certain information with respect to the directors and executive officers of the company.

Item 10.  EXECUTIVE COMPENSATION

The section entitled "Executive Compensation" appearing in the company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about July 29, 2000, sets forth certain information with respect to the compensation of management of the company.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

The sections entitled "Securities Ownership of Certain Beneficial owners" appearing in the company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about July 29, 2000, sets forth certain information with respect to the ownership of the company's Common Stock.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The section entitled "Related Party Transactions" appearing in the company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about July 29, 2000, sets forth certain information with respect to these matters.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

            (a) Exhibits

Exhibit

Number                 Description of Exhibits
------                 -----------------------

 *           2         Agreement and Plan of Reorganization and exhibits thereto
 **          3.1.1     Certificate of Incorporation
 **          3.1.2     Certificate of Amendment to Certificate of Incorporation
 ***         3.1.3     Certificate  of  Designations,  Preferences  and  Rights
                       of Series A Convertible Preferred Stock
 **          3.2       Bylaws
 **          10.1      Licensing and Royalty Agreement
 ***         10.2      Amendment to Licensing and Royalty Agreement
 ***         10.3.1    Employment Agreement with Jeffrey R. Gullo
 ***         10.3.2    Employment Agreement with Jerry R. Lucas
 ****        10.3.3    Employment Agreement with Steven R. Crowell
 ***         10.4.1    2000 Employee Stock Option Plan
 ***         10.4.2    2000 Executive Stock Incentive Plan
 ****        21.1      Subsidiaries of the company
 ****        27        Financial Data Schedule

 ---------------------

*    Incorporated by reference to company's Form 8K dated November 11, 1997
** Incorporated by reference to the company's Form 10KSB for the year ended March 31, 1999
***  Incorporated by reference to company's Form 8K dated April 5, 2000
**** Filed herewith

           (b) Reports on Form 8-K

               A form 8-K was filed on April 5, 2000, disclosing in Item 1 the issuances of shares in connection with the private placement of Series A Convertible Preferred Stock.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of June, 2000.

                                        LUCAS EDUCATIONAL SYSTEMS, INC.




                                        By:  /s/ Jeffrey R. Gullo
                                             -------------------------
                                                 Jeffrey R. Gullo
                                                 Chief Executive Officer
                                                 and Director

       In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

              Name                         Office                      Date

       /s/ Jeffrey R. Gullo         Chief Executive Officer       June 13, 2000
       --------------------         and Director (Principal
       Jeffrey R. Gullo             Executive Officer)

       /s/ Jerry R. Lucas           Chairman                      June 13, 2000
       ------------------
       Jerry R. Lucas

       /s J. D. Young               Director                      June 13, 2000
       --------------
       J. D. Young

       /s/ Steven R. Crowell        Chief Financial Officer       June 13, 2000
       ---------------------        (Principal Financial
       Steven R. Crowell            Officer and Principal
                                    Accounting Officer)

                                 EXHIBIT 10.3.3

                         LUCAS EDUCATIONAL SYSTEMS, INC.


                              EMPLOYMENT AGREEMENT

         This Employment Agreement is entered into as of this 31st day of March, 2000, between Lucas Educational Systems, Inc. (hereinafter referred to as "Employer"), and Steven R. Crowell (hereinafter referred to as "Employee").

         In consideration of the mutual promises hereinafter set forth, the parties hereto agree as follows:

1. Employment. Employer agrees to employ Employee and Employee agrees to serve Employer to perform such duties as may be appointed from time to time by the Board of Directors or the Chief Executive Officer of the Employer. The Employee's employment shall be upon the terms and conditions hereinafter set forth. If Employee is elected or appointed with the Employee's consent to an office with any of Employer's subsidiaries or affiliates during the term of this Agreement, the Employee will serve in such capacity or capacities without additional compensation.

2. Term. The employment of Employee hereunder and this Employment Agreement shall commence the date hereof and shall continue in effect indefinitely until terminated pursuant to Section 7 hereof.

3. Extent of Services. Employee shall devote substantially all of Employee's productive time, attention, knowledge and skills solely to the business and interest of Employer. Employee shall not, during the term of this Agreement, directly or indirectly render any services of a business, commercial or professional nature to any other person or organization which would be detrimental to Employer or which would prohibit Employee from performing the reasonable duties of his position with Employer. Employee shall be free to spend time during non-business hours on matters of market investment by himself and members of his family.

4. Conformity to Employer's Systems and Procedures. Employee agrees to follow, obey and observe all of the rules, regulations, policies, procedures and systems of Employer, to observe the workdays and hours as specified by Employer, to work for the best interest of Employer in the business in which it is engaged, and to strive to further the goodwill and professional standing of Employer with its clients, customers and the public generally, to attend to the duties of employment hereunder regularly and not to be absent therefrom except on account of illness or other conditions beyond the control of Employee.

5. Compensation.

         5.1 Base Salary. Employer will pay Employee during the Employee's term of service hereunder compensation for the Employee's services (sometimes hereinafter referred to as the "Base Salary"), in the amount of $80,000 per year. Employee's salary will be reviewed at least annually and adjustments made as Employer may determine.

         5.2 Bonus. An annual bonus of up to 80% of base salary will be paid within 90 days after the end of Employer's fiscal year, upon achieving the following targeted amounts of earnings before deduction for interest, taxes, depreciation and amortization ("EBITDA") during each fiscal year during the term of this Agreement (or partial year thereof):

                     Annual Fiscal                            Bonus Percentage
                       EBITDA                                 of Base Salary
                  ---------------------                      -----------------

                  Less than $250,000                                   -0-
                  $250,000-$749,999                                    20%
                  $750,000-$1,249,999                                  40%
                  $1,250,000-$1,749,999                                60%
                  more than $1,750,000                                 80%

         The bonus formula shall be subject to review by the Board of Directors from time to time. In order to be eligible for a bonus payment, Employee must be employed with the company through the day of distribution; upon termination of Employment, all unpaid bonus amounts are forfeited.

         5.3 Withholding. Employer and Employee each recognize and acknowledge that Employer is obligated to withhold payroll taxes from the salary of Employee, and that Employee shall receive compensation after deduction of all payroll taxes which Employer is required by law to withhold from the compensation of Employee.

         5.4 Benefit Plans. Employer shall provide Employee with full coverage under all benefit plans maintained by the Employer for its employees.

         5.5 Stock Issuance. Employer shall issue to Employee shares of its common stock on the following dates, assuming Employee is employed by Employer on such dates:

                  April 1, 2001             -                 40,000 shares
                  April 1, 2002             -                 40,000 shares


         5.6. Stock Options. Employer shall grant to Employee the stock options described in the attached Stock Option Agreement.

6. Expenses. During the term of employment provided for herein, Employer shall pay or reimburse Employee, in accordance with its standard policy in effect from time to time, upon submission of vouchers by the Employee for all reasonable expenses incurred by the Employee in the interest of Employer's business.

7. Termination.

         7.1 Termination Events. Subject to the provisions of Paragraph 7.2 of this Section, this Agreement shall terminate:

                  7.1.1    Upon death of Employee.

                  7.1.2 At the option of the Employer if Employee shall become disabled and remain disabled for a period of six (6) months. Disability shall be defined as Employee's inability through illness or other cause to perform his normal workload as measured by the twelve (12) months preceding the commencement of such disability. During such disability, Employee shall be compensated in accordance with Employer's standard policy regarding disability.

                  7.1.3    Upon mutual agreement.

                  7.1.4    At any time at the option of Employee.

                  7.1.5. At the Employer's option for any good cause. For purposes of this Section, "good cause" for termination shall mean: (a) the conviction of Employee of any act involving moral turpitude, or (b) any material breach by Employee of any of the terms of, or the failure to perform any covenant contained in, this Agreement.

                  7.1.6. For any reason other than those set forth in Sections 7.1.1., 7.1.2., 7.1.3., 7.1.4, or 7.1.5, upon giving Employee 120 days advance notice, or, in lieu thereof, 120 days severance pay.

         7.2  Consequences of Termination.

                  7.2.1. Upon termination for any reason the Employee shall be paid all salary and benefits prorated to the date of termination.

                  7.2.2 Upon termination under Section 7.1.6., Employee shall be entitled to receive the severance compensation described in Section 7.1.6.in lieu of any further compensation after the termination date in a single payment in cash.

         The amounts provided for in Section 7.2 shall be paid within five days after the Employee's Termination Date. The Employee shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise and no such payment shall be offset or reduced by the amount of any compensation or benefits provided to the Employee in any subsequent employment. The severance pay and benefits provided for in Sections
7.2.2 shall be in lieu of any other severance pay to which the Executive may be entitled under any Company severance plan, program or arrangement.

8. Trade Secrets and Confidential Information. During the term of this Agreement, Employee will have access to customer lists and compilations of information and records specific to and regularly used in the operation of the business of Employer. Employee acknowledges that such information constitutes valuable and confidential information of the Employer. Employee shall not disclose any of the aforesaid private company secrets, directly or indirectly, either during the term of this Agreement or after termination of employment. All files, records, electronic and magnetic files, documents, specifications, equipment and similar information relating to the business of Employer, whether prepared by Employee or otherwise coming into Employee's possession, shall remain the exclusive property of Employer and shall not be removed from the premises of Employer except as shall be necessary for Employee to perform Employee's duties under this Agreement. Upon termination of this Agreement for any reason, Employee will deliver all such materials in his possession and all copies thereof to Employer.

9. Work Product. All elements of proprietary products and intellectual property developed by Employee during the term of this Agreement shall be exclusively owned by Employer and shall be considered works made for hire by Employee for Employer. Any copyrights, trademarks, tradenames or service marks relating to products developed by Employee shall be owned by Employer and registered in the name of Employer with the exception of pre-existing works. Employee agrees to assign and herewith assigns to Employer ownership of all copyrights and other intellectual property for products developed during the term hereof. Employee agrees to execute any and all assignments presented by Employer to give effect to this Section.

In the event that any portion of any product developed for Employer constitutes a preexisting work for which Employee cannot grant to Employer the rights set forth above, Employee shall specify in writing: (1) the nature of such pre-existing work; (2) its owner; (3) any restrictions or royalty terms applicable to Employee's or Employer's use of such pre-existing work, or Employer's exploitation of the work developed for Employer as derivative work thereof; and (4) the source of Employee's authority to employ the preexisting work in the preparation of the work developed for Employer.

10. Restrictive Covenants. In consideration of the provision to Employee of the Employer's trade secrets and confidential information, and in order to protect the rights of Employer to its trade secrets, confidential information, and client relationships, the Employee hereby agrees as follows:

         10.1 Employee agrees that during a period of twelve months following any termination of employment, Employee shall not be an officer, director, employee, agent or representative, or an owner of more than five percent (5%) of the outstanding capital stock of any corporation, or an owner of any interest in, or employee, agent or representative of, any other form of business association, sole proprietorship or partnership that solicits, hires (whether or not solicited) or otherwise attempts to induce any employees, agents or representatives of Employer to terminate their position as employee, agent or representative therewith.

         10.2 Employee agrees that, during the term of this Agreement and for a period of twelve months following termination for any reason, Employee shall not, directly or indirectly by being an officer, director, employee, agent, representative or consultant, or a record or beneficial owner of more than five percent of the outstanding capital stock of any corporation or an owner of any interest in, or employee of, any other form of business association, sole proprietorship or partnership, conduct a business in competition with the business conducted by Employer on the date of termination anywhere within a 100 mile radius of Employee's place of employment as of the date of termination.

         10.3 In the event that any adjudicative body shall finally hold that this Section 10 constitutes an unreasonable restriction upon Employee, the parties hereby expressly agree that the provisions of this Section 10 shall not be rendered void, but shall apply as to time and territory or to such other extent as such body may indicate constitutes a reasonable restriction under the circumstances involved.

11. Arbitration. Any controversy between the parties to this Agreement involving the construction or application of any of the terms, covenants or conditions of this Agreement or arising out of any section hereof or any condition in connection with the termination of employment, shall, on the written request of one party served on the other, be submitted to binding arbitration in Dallas, Texas, and such arbitration shall comply with and be governed by the Commercial Arbitration Rules of the American Arbitration Association. Each party hereto shall appoint one person as an arbitrator within 30 days after service of the request for arbitration, and the two arbitrators so chosen shall select a third impartial arbitrator with fifteen days of the date on which the second arbitrator is selected. The arbitrators shall decide all questions presented to them by majority vote. The decision of a majority of the arbitrators shall be final and conclusive on all parties hereto. The expenses of arbitration conducted pursuant to this Section shall be borne by the parties in such proportions as the arbitrators may decide. All parties shall be entitled to be represented by counsel of their choosing throughout the arbitration proceedings.

12. General Provisions.

         12.1 Notice. Any notice required or permitted to be given under this Agreement shall be sufficient if in writing and sent by certified mail by Employer to the residence of Employee, or by Employee to Employer's principal office.

         12.2 Assignability. This Agreement and the rights, interests and benefits hereunder shall not be assignable or in any way alienated by Employee. Employer shall have the right of assignment and transfer of its rights hereunder to any successor to the majority of its assets and any such successor shall be bound by the terms hereof.

         12.3 Waiver of Breach. The waiver by Employer or Employee of a breach of any provisions of this Agreement by the other shall not operate or be construed as a waiver of any subsequent breach.

         12.4 Entire Agreement. This instrument contains the entire agreement of the parties. It may not be changed orally, but only by an agreement in writing, signed by the party against whom enforcement of any waiver, change, modification, extension or discharge is sought.

         12.5 Attorneys' Fees. In the event that there shall be any litigation or court proceeding with respect to this Agreement or the obligations of the parties hereunder, the prevailing party shall be entitled to recover reasonable attorneys' fees and costs from the other party.

         12.6 Governing Law. This Employment Agreement shall be governed by the laws of the State of Texas.

         12.7 Survival. Sections 8, 9, 10, 11 and 12 shall survive the termination of this Agreement and remain applicable to and enforceable against Employer, Employee, and their respective heirs, personal representatives, successors and assigns.

         IN WITNESS WHEREOF, Employer has caused this Employment Agreement to be executed in its corporate name by its corporate officer thereunto duly authorized, and Employee has executed this Employment Agreement.

                                            EMPLOYEE:


                                            /s/ Steven R. Crowell
                                            ------------------------------------
                                                Steven R. Crowell

                                            Lucas Educational Systems, Inc.

                                            By:  /s/ Jeffrey R. Gullo
                                                 -------------------------------
                                                     Jeffrey R. Gullo, President

                                  EXHIBIT 21.1

                         LUCAS EDUCATIONAL SYSTEMS, INC.



  SUBSIDIARIES OF THE COMPANY

  Lucas Educational Systems, Inc.           A Nevada corporation