Form 10QSB
period 2000-06-30
LUCAS EDUCATIONAL SYSTEMS INC
filed 2000-08-14
CIK 925663

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2000
                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (no fee required)

                          For the transition period to

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

At June 30, 2000, the registrant had outstanding 3,697,157 shares of common stock as adjusted for the one-for-four reverse split approved by shareholders on July 29, 2000, par value $.001

                       DOCUMENTS INCORPORATED BY REFERENCE


           Transitional Small Business Disclosure Format (check one):

                                                Yes    No X
                                                   ---   ---

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                                                                               JUNE 30,      MARCH 31,
                                                                                2000           2000
                                                                             (Unaudited)     (Audited)
                                ASSETS
Current assets:
     Cash                                                                    $   960,613    $ 1,278,924
     Related party receivables                                                     4,039             --
     Inventory                                                                     5,610          5,610
     Other current assets                                                         18,319             --
                                                                             -----------    -----------
                  Total current assets                                           988,581      1,284,534

Restricted cash                                                                   50,000             --
Property and equipment, net                                                       68,416         52,252
Other                                                                             16,873          3,045
                                                                             -----------    -----------
                                                                             $ 1,123,870    $ 1,339,831
                                                                             ===========    ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                        $     5,344    $    46,724
     Related party notes payable                                                      --          2,500
                                                                             -----------    -----------
                  Total current liabilities                                        5,344         49,224

Commitments                                                                           --             --

Stockholders' equity:
     Preferred stock; 1,000,000 shares authorized, $.001 par value; 89,974 shares issued and outstanding, (aggregate liquidation
       preference $1,400,000)                                                         90             90
     Common stock 20,000,000 shares authorized,
       $.001 par value; 3,697,157 and 14,788,619 shares issued
      and outstanding at June 30, and March 31, 2000, respectively
      (See note 2)                                                                 3,697         14,789
     Additional paid-in capital                                                3,377,288      3,366,196
     Unearned compensation                                                      (548,435)      (548,435)
     Accumulated deficit                                                      (1,714,114)    (1,542,033)
                                                                             -----------    -----------
                  Total stockholders' equity                                   1,118,526      1,290,607
                                                                             -----------    -----------
                                                                             $ 1,123,870    $ 1,339,831
                                                                             ===========    ===========

See accompanying notes to consolidated financial statements.

                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,
                  AND CUMULATIVE AMOUNTS SINCE DECEMBER 5, 1996
                   (DATE OF COMMENCEMENT OF DEVELOPMENT STAGE)


                                                                                                       CUMULATIVE
                                                                          2000            1999           AMOUNTS
                                                                      ------------    ------------    ------------
                                                                       (Unaudited)     (Unaudited)     (Unaudited)
Revenue                                                               $         --    $         --    $         --

General and administrative expenses                                        180,007         117,601       1,717,881
                                                                      ------------    ------------    ------------
         Loss from operations                                             (180,007)       (117,601)     (1,717,881)

Other income (expense):
     Interest income                                                         7,926             455           8,398
     Interest expense                                                           --            (433)         (4,631)
                                                                      ------------    ------------    ------------
         Loss before benefit for income taxes                             (172,081)       (117,579)     (1,714,114)

Benefit for income taxes                                                        --              --              --
                                                                      ------------    ------------    ------------
         Net loss                                                     $   (172,081)   $   (117,579)   $ (1,714,114)
                                                                      ============    ============    ============

         Loss per common share -
           basic and diluted, See note 2                              $       (.05)   $       (.01)   $       (.56)

         Weighted  average shares -
           Basic and diluted, See note 2                                 3,697,157      12,453,619       3,049,451


See accompanying notes to consolidated financial statements.

                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         FOR THE PERIOD DECEMBER 5, 1996
                   (DATE OF COMMENCEMENT OF DEVELOPMENT STAGE)
                              THROUGH JUNE 30, 2000


                                               TREASURY STOCK                PREFERRED STOCK               COMMON STOCK
                                            SHARES         AMOUNT         SHARES         AMOUNT       SHARES          AMOUNT
                                          -----------    -----------    -----------   -----------   -----------    -----------
Balance at December 5, 1996                        --    $        --             --   $        --            --    $        --
Issuance of common stock for cash                  --             --             --            --     8,700,000          8,700
Net loss from inception on December 5,
1996 through March 31, 1997                        --             --             --            --            --             --
                                          -----------    -----------    -----------   -----------   -----------    -----------
Balance at March 31, 1997                          --             --             --            --     8,700,000          8,700

Common stock issued in recapitalization            --             --             --            --     1,849,869          1,850
Common stock issued for:
    Cash and services                              --             --             --            --       192,000            192
    Debt                                           --             --             --            --       333,000            333
    Services                                       --             --             --            --       168,750            169
Net loss                                           --             --             --            --            --             --
                                          -----------    -----------    -----------   -----------   -----------    -----------
Balance at March 31, 1998                          --             --             --            --    11,243,619         11,244

Proceeds from stock subscription
receivable                                         --             --             --            --            --             --
Common stock issued for:
    Cash                                           --             --             --            --        90,000             90
    Debt and payables                              --             --             --            --       400,000            400
    Services                                       --             --             --            --       720,000            720
Contributed shares                            455,000             --             --            --            --             --
Treasury stock issued for cash               (455,00)             --             --            --            --             --
Net loss                                           --             --             --            --            --             --
                                          -----------    -----------    -----------   -----------   -----------    -----------
Balance at March 31, 1999                          --             --             --            --    12,453,619         12,454

Common stock issued for services                   --             --             --            --     2,385,000          2,385
Convertible preferred stock issued for
cash                                               --             --         89,974            90            --             --
Cancellation of common stock issued for
services                                           --             --             --            --       (50,000)           (50)
Stock compensation                                 --             --             --            --            --             --
Net loss                                           --             --             --            --            --             --
                                          -----------    -----------    -----------   -----------   -----------    -----------
Balance at March 31, 2000                          --             --         89,974   $        90    14,788,619         14,789

One-for-four common stock reverse
split, See note 2, (Unaudited)                                                                      (11,091,462)       (11,092)
                                          -----------    -----------    -----------   -----------   -----------    -----------
Net loss, (Unaudited)                              --             --             --            --            --             --
                                          -----------    -----------    -----------   -----------   -----------    -----------
Balance at June 30, 2000, (Unaudited)              --    $        --         89,974   $        90     3,697,157    $     3,697
                                          ===========    ===========    ===========   ===========   ===========    ===========


See accompanying notes to consolidated financial statements.

                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         FOR THE PERIOD DECEMBER 5, 1996
                   (DATE OF COMMENCEMENT OF DEVELOPMENT STAGE)
                              THROUGH JUNE 30, 2000


                                             ADDITIONAL                         STOCK
                                              PAID-IN         UNEARNED       SUBSCRIPTION      ACCUMULATED
                                              CAPITAL       COMPENSATION      RECEIVABLE         DEFICIT           TOTAL
                                            -----------     ------------     ------------      -----------      -----------
Balance at December 5, 1996                 $        --      $        --      $        --      $        --      $        --
Issuance of common stock for cash                (8,600)              --               --               --              100
Net loss from inception on December 5,
1996 through March 31, 1997                          --               --               --              (63)             (63)
                                            -----------      -----------      -----------      -----------      -----------
Balance at March 31, 1997                        (8,600)              --               --              (63)              37

Common stock issued in recapitalization          (1,810)              --               --               --               40
Common stock issued for:
    Cash and services                           114,808               --              (25)              --          114,975
    Debt                                        199,667               --               --               --          200,000
    Services                                    101,081               --               --               --          101,250
Net loss                                             --               --               --         (351,181)        (351,181)
                                            -----------      -----------      -----------      -----------      -----------
Balance at March 31, 1998                       405,146               --              (25)        (351,244)          65,121

Proceeds from stock subscription
receivable                                           --               --               25               --               25
Common stock issued for:
    Cash                                        179,910               --               --               --          180,000
    Debt and payables                           299,600               --               --               --          300,000
    Services                                    364,280         (106,875)              --               --          258,125
Contributed shares                                   --               --               --               --               --
Treasury stock issued for cash                  227,500               --               --               --          227,500
Net loss                                             --               --               --         (895,509)        (895,509)
                                            -----------      -----------      -----------      -----------      -----------
Balance at March 31, 1999                     1,476,436         (106,875)              --       (1,246,753)         135,262

Common stock issued for services                546,050         (548,435)              --               --               --
Convertible preferred stock issued for                0
cash                                          1,399,910               --               --               --         1,400,00
Cancellation of common stock issued for
services                                        (56,200)          56,250               --               --               --
Stock compensation                                   --           50,625               --               --           50,625
Net loss                                             --               --               --         (295,280)        (295,280)
                                            -----------      -----------      -----------      -----------      -----------
Balance at March 31, 2000                     3,366,196         (548,435)              --       (1,542,033)       1,290,607

One-for-four common stock reverse
split, See note 2, (Unaudited)                   11,092               --               --               --               --
                                            -----------      -----------      -----------      -----------      -----------
Net loss, (Unaudited)                                --               --               --         (172,081)        (172,081)
                                            -----------      -----------      -----------      -----------      -----------
Balance at June 30, 2000, (Unaudited)         3,377,288         (548,435)                       (1,714,114)       1,118,526
                                            ===========      ===========      ===========      ===========      ===========


See accompanying notes to consolidated financial statements.

                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED JUNE 30,
                  AND CUMULATIVE AMOUNTS SINCE DECEMBER 5, 1996
                   (DATE OF COMMENCEMENT OF DEVELOPMENT STAGE)


                                                                                             CUMULATIVE
                                                              2000             1999            AMOUNTS
                                                           -----------      -----------      -----------
                                                           (Unaudited)      (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                              $  (172,081)     $  (117,579)     $(1,714,114)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                           8,053            7,146           64,289
         Exchange of assets for services                            --               --            1,262
         Common stock issued for services and payables              --               --          844,375
         Stock compensation                                         --               --           50,625
         (Increase) decrease in:
              Related party receivables                         (4,039)             400           (4,039)
              Inventories                                           --               --           (5,610)
              Other current assets                             (18,319)              --          (18,319)
              Restricted cash                                  (50,000)              --          (50,000)
              Other                                            (13,828)              --          (16,873)
         Increase (decrease) in:
              Accounts payable                                 (41,380)          10,001            5,344
              Accrued liabilities                                   --           17,860               --
                                                           -----------      -----------      -----------
   Net cash (used in) operating activities                    (291,594)         (82,172)        (843,060)

CASH FLOWS FROM INVESTING ACTIVITIES-
     Purchases of property and equipment                       (24,217)         (13,789)        (133,967)
                                                           -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from related party notes payable                      --               --           36,000
     Payments on related party notes payable                    (2,500)              --          (21,000)
     Issuance of convertible preferred stock                        --               --        1,400,000
     Issuance of common stock                                       --           16,875          295,115
     Issuance of treasury stock                                     --               --          227,500
     Proceeds from stock subscription receivable                    --               --               25
                                                           -----------      -----------      -----------
   Net cash (used in) provided by financing activities          (2,500)          16,875        1,937,640

                                                           -----------      -----------      -----------
Net increase (decrease) in cash                               (318,311)         (79,086)         960,613

Cash, beginning of period                                    1,278,924           89,546               --

                                                           -----------      -----------      -----------
Cash, end of period                                        $   960,613      $    10,460      $   960,613
                                                           ===========      ===========      ===========


See accompanying notes to consolidated financial statements.

                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

1. BASIS OF PRESENTATION

The March 31, 2000 Annual Report on Form 10-KSB of Lucas Educational Systems, Inc. (the "company") includes a description of the company and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-QSB ("Quarterly Report"). The financial statements for the periods presented herein are unaudited and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all material adjustments necessary to present fairly the results of operations have been included. All such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.


2. ONE-FOR-FOUR REVERSE SPLIT OF COMMON STOCK

On July 29, 2000 the Stockholders approved a proposal to execute a reverse stock split and voted to subsequently amend the company's Certificate of Incorporation to return the number of authorized shares to 20,000,000. Effective August 1, 2000 the company's stock began trading post-split under the symbol LCSE on the OTC Bulletin Board. The Balance Sheet as of June 30, 2000, the Loss per common share for the Three Months Ended June 30, 2000 and Cumulative Amounts as well as the Consolidated Statement of Stockholders' Equity have been stated to reflect this event as if it had occurred on April 1, 2000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

         In March 2000, the company completed a private placement of 89,974 shares of Series A Convertible Preferred Stock to accredited investors as defined in Regulation D promulgated pursuant to the Securities Act of 1933, as amended. The capital raised in connection with the private placement is being used by the company to further develop its initial product line and commence the marketing and distribution of its products. The company has begun pursuing its business of providing a learning system for users of all ages based on the Lucas learning techniques.

RESULTS OF OPERATIONS

         Net loss for the quarter ended June 30, 2000 was $172,081 as compared to a Net loss of $117,579 for the quarter ended June 30, 1999. Loss from operations increased $62,406 as the company amplified its focus on development of product and increased activity to establish marketing and distribution channels. The increased Loss from operations was partially offset by an increase in Other income of $7,904 resulting from increased Interest income due to higher cash balances during the three months ended June 30, 2000.

LIQUIDITY

         Available cash at June 30, 2000 of $960,613 represents an increase of $950,153 compared to available cash at June 30, 1999. The increase is primarily related to the company's sale of $1,400,000 of Series A Convertible Preferred Stock in March, 2000, offset partially by the settlement of various outstanding liabilities and increased development cost. As of June 30, 2000 the company had no significant credit facilities available.

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


                                     PART II

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of stockholders at the July 29, 2000 annual meeting of stockholders.

Election of Directors

Upon nomination, Mr. Jerry R. Lucas, Mr. Jeffrey R. Gullo, and Mr. J. D. Young were elected as Directors of the company to hold office for a term expiring at the 2001 annual meeting, and thereafter until his successor has been duly elected and qualified. Each of the above received 20,821,205 affirmative votes with respect to the election of directors.

Amendment of the Certificate of Incorporation

A proposal to amend the Certificate of Incorporation to decrease the number of authorized shares of common stock from Twenty Million (20,000,000) to Five Million (5,000,000), and the thereby effect a one-for-four reverse split of the common stock, and, after giving effect to the reverse split, restore the authorized number of shares of common stock to Twenty Million (20,000,000). The votes cast were as follows: 19,637,965 shares were voted in favor of the amendment, 324,937 shares were voted against the amendment and no shares abstained from voting.

Adoption of the Company's 2000 Employee Stock Option Plan

The Company's 2000 Employee Stock Option Plan was approved by a vote of 19,637,965 shares voted in favor, 324,937 shares voted against the resolution and no shares abstained.

Adoption of the Company's 2000 Executive Incentive Plan

The company's 2000 Executive Incentive Plan was approved by a vote of 19,671,087 shares were voted in favor of the resolution, 291,815 shares were voted against the resolution and no shares abstained from voting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

             Exhibit
             Number               Description of Exhibits
             -------              -----------------------

              **27                Financial Data Schedule

----------

** Filed herewith

        (b) Reports on Form 8-K

                A Form 8-K was filed on August 9, 2000, disclosing in Item 5 the Stockholders' approval of an Amendment to the Certificate of Incorporation to decrease the number of authorized shares of common stock from Twenty Million (20,000,000) to Five Million (5,000,000) and to recapitalize the common stock to effect a one-for-four reverse split of the common stock of the company. Further the Stockholders approved that, after giving effect to the reverse split, the authorized number of shares of common stock will be restored to Twenty Million (20,000,000).



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LUCAS EDUCATIONAL SYSTEMS, INC.


Date: August 14, 2000                  By: /s/ Jeffrey R. Gullo
                                           -------------------------------------
                                           Jeffrey R. Gullo
                                           President and Chief Executive Officer



                                           /s/ Steven R. Crowell
                                           -------------------------------------
                                           Steven R. Crowell
                                           Chief Financial Officer and
                                           Chief Accounting Officer

                                  EXHIBIT INDEX

             EXHIBIT
             NUMBER               DESCRIPTION
             -------              -----------
               27                 Financial Data Schedule