Form 10QSB
period 2000-09-30
LUCAS EDUCATIONAL SYSTEMS INC
filed 2000-11-20
CIK 925663

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)
                          For the transition period _________ to

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

At September 30, 2000, the registrant had outstanding 3,697,157 shares of common stock as adjusted for the one-for-four reverse split approved by shareholders on July 29, 2000, par value $.001

                       DOCUMENTS INCORPORATED BY REFERENCE


           Transitional Small Business Disclosure Format (check one):

                                 Yes    No X
                                    ---   ---

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS


                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                                                                        SEPTEMBER 30,    MARCH 31,
                                ASSETS                                      2000           2000
                                                                         (Unaudited)     (Audited)
Current assets:
     Cash                                                                $   666,187    $ 1,278,924
     Inventory                                                               142,153          5,610
     Other current assets                                                      7,820             --
                                                                         -----------    -----------
                  Total current assets                                       816,160      1,284,534

Restricted cash                                                               50,000             --
Property and equipment, net                                                   62,743         52,252
Other                                                                         30,452          3,045
                                                                         -----------    -----------
                                                                         $   959,355    $ 1,339,831
                                                                         ===========    ===========


                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                    $   109,738    $    46,724
     Other current liabilities                                                   929             --
     Related party notes payable                                                  --          2,500
                                                                         -----------    -----------
                  Total current liabilities                                  110,667         49,224

Commitments                                                                       --             --

Stockholders' equity:
     Preferred stock; 1,000,000 shares authorized, $.001
       par value; 89,974 shares issued and outstanding,
       (aggregate liquidation preference $1,400,000)                              90             90
     Common stock 20,000,000 shares authorized,
       $.001 par value; 3,697,157 and 14,788,619 shares issued
       and outstanding at September 30, and March 31, 2000,
       respectively  (See note 2)                                              3,697          3,697
     Additional paid-in capital                                            3,377,288      3,377,288
     Treasury Stock                                                             (185)            --
     Unearned compensation                                                        --       (548,435)
     Accumulated deficit                                                  (2,532,202)    (1,542,033)
                                                                         -----------    -----------
                  Total stockholders' equity                                 848,688      1,290,607
                                                                         -----------    -----------
                                                                         $   959,355    $ 1,339,831
                                                                         ===========    ===========

See accompanying notes to consolidated financial statements.

                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    CUMULATIVE AMOUNTS SINCE DECEMBER 5, 1996
                   (DATE OF COMMENCEMENT OF DEVELOPMENT STAGE)


                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  SEPTEMBER 30,                 SEPTEMBER 30,           CUMULATIVE
                                               2000          1999            2000          1999          AMOUNTS
                                           -----------    -----------    -----------    -----------    -----------
                                           (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
Net Revenues                               $     7,008    $        --    $     7,008    $        --    $     7,008

Costs related to revenues                        3,543             --          3,543             --          3,543
General and administrative expenses            829,594         94,724      1,009,601        212,325      2,547,475
                                           -----------    -----------    -----------    -----------    -----------
         Loss from operations                 (826,129)       (94,724)    (1,006,136)      (212,325)    (2,544,010)

Other income (expense):
     Interest income                             8,041             16         15,967            471         16,439
     Interest expense                               --             --             --           (433)        (4,631)
                                           -----------    -----------    -----------    -----------    -----------
         Loss before benefit for income       (818,088)       (94,708)      (990,169)      (212,287)    (2,532,202)
taxes

Benefit for income taxes                            --             --             --             --             --
                                           -----------    -----------    -----------    -----------    -----------
         Net loss                          $  (818,088)   $   (94,708)   $  (990,169)   $  (212,287)   $(2,532,202)
                                           ===========    ===========    ===========    ===========    ===========

         Loss per common share -
           basic and diluted, See note 2   $      (.22)   $      (.03)   $      (.27)   $      (.07)   $      (.89)

         Weighted  average shares -
           Basic and diluted, See note 2     3,697,157      3,113,405      3,697,157      3,113,405      2,847,443



See accompanying notes to consolidated financial statements.

                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         FOR THE PERIOD DECEMBER 5, 1996
                   (DATE OF COMMENCEMENT OF DEVELOPMENT STAGE)
                           THROUGH SEPTEMBER 30, 2000

                                              TREASURY STOCK           PREFERRED STOCK            COMMON STOCK
                                            SHARES       AMOUNT      SHARES       AMOUNT       SHARES        AMOUNT
                                          ----------    --------   ----------   ----------   ----------    ----------
Balance at December 5, 1996                       --    $     --           --   $       --           --    $       --
Issuance of common stock for cash                 --          --           --           --    2,175,000         2,175
Net loss from inception on December 5,
1996 through March 31, 1997                       --          --           --           --           --            --
                                          ----------    --------   ----------   ----------   ----------    ----------
Balance at March 31, 1997                         --          --           --           --    2,175,000         2,175

Common stock issued in recapitalization           --          --           --           --      462,469           462
Common stock issued for:
    Cash and services                             --          --           --           --       48,000            48
    Debt                                          --          --           --           --       83,250            83
    Services                                      --          --           --           --       42,188            43
Net loss                                          --          --           --           --           --            --
                                          ----------    --------   ----------   ----------   ----------    ----------
Balance at March 31, 1998                         --          --           --           --    2,810,907         2,811

Proceeds from stock subscription
receivable                                        --          --           --           --           --            --
Common stock issued for:
    Cash                                          --          --           --           --       22,500            22
    Debt and payables                             --          --           --           --      100,000           100
    Services                                      --          --           --           --      180,000           180
Contributed shares                           113,750          --           --           --           --            --
Treasury stock issued for cash              (113,750)         --           --           --           --            --
Net loss                                          --          --           --           --           --            --
                                          ----------    --------   ----------   ----------   ----------    ----------
Balance at March 31, 1999                         --          --           --           --    3,113,407         3,113

Common stock issued for services                  --          --           --           --      596,250           596
Convertible preferred stock issued for
cash                                              --          --       89,974           90           --            --
Cancellation of common stock issued for
services                                          --          --           --           --      (12,500)          (12)
Stock compensation                                --          --           --           --           --            --
Net loss                                          --          --           --           --           --            --
                                          ----------    --------   ----------   ----------   ----------    ----------
Balance at March 31, 2000                         --    $     --       89,974   $       90    3,697,157    $    3,697
                                          ----------    --------   ----------   ----------   ----------    ----------


See accompanying notes to consolidated financial statements.

                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         FOR THE PERIOD DECEMBER 5, 1996
                   (DATE OF COMMENCEMENT OF DEVELOPMENT STAGE)
                           THROUGH SEPTEMBER 30, 2000

                                            TREASURY STOCK          PREFERRED STOCK          COMMON STOCK
                                         SHARES      AMOUNT       SHARES      AMOUNT      SHARES       AMOUNT
                                        ---------   ---------    ---------   ---------   ---------   ---------
Balance at March 31, 2000                      --   $      --       89,974   $      90   3,697,157   $   3,697

Net loss, (Unaudited)                          --          --           --          --          --          --
                                        ---------   ---------    ---------   ---------   ---------   ---------
Balance at June 30, 2000, (Unaudited)          --          --       89,974          90   3,697,157       3,697

Treasury stock purchased                      200        (185)          --          --          --          --
Stock compensation                             --          --           --          --          --          --
Net loss, (Unaudited)                          --          --           --          --          --          --
                                        ---------   ---------    ---------   ---------   ---------   ---------
Balance at September 30, 2000,
(Unaudited)                                   200   $    (185)      89,974   $      90   3,697,157   $   3,697
                                        =========   =========    =========   =========   =========   =========


See accompanying notes to consolidated financial statements.

                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         FOR THE PERIOD DECEMBER 5, 1996
                   (DATE OF COMMENCEMENT OF DEVELOPMENT STAGE)
                           THROUGH SEPTEMBER 30, 2000

                                          ADDITIONAL                        STOCK
                                            PAID-IN        UNEARNED      SUBSCRIPTION    ACCUMULATED
                                            CAPITAL      COMPENSATION     RECEIVABLE        DEFICIT         TOTAL
                                          -----------    ------------    ------------    ------------    -----------
Balance at December 5, 1996               $        --    $         --    $         --    $         --    $        --
Issuance of common stock for cash              (2,075)             --              --              --            100
Net loss from inception on December 5,
1996 through March 31, 1997                        --              --              --             (63)           (63)
                                          -----------    ------------    ------------    ------------    -----------
Balance at March 31, 1997                      (2,075)             --              --             (63)            37

Common stock issued in recapitalization          (422)             --              --              --             40
Common stock issued for:
    Cash and services                         114,952              --             (25)             --        114,975
    Debt                                      199,917              --              --              --        200,000
    Services                                  101,207              --              --              --        101,250
Net loss                                           --              --              --        (351,181)      (351,181)
                                          -----------    ------------    ------------    ------------    -----------
Balance at March 31, 1998                     413,579              --             (25)       (351,244)        65,121

Proceeds from stock subscription
receivable                                         --              --              25              --             25
Common stock issued for:
    Cash                                      179,978              --              --              --        180,000
    Debt and payables                         299,900              --              --              --        300,000
    Services                                  364,820        (106,875)             --              --        258,125
Contributed shares                                 --              --              --              --             --
Treasury stock issued for cash                227,500              --              --              --        227,500
Net loss                                           --              --              --        (895,509)      (895,509)
                                          -----------    ------------    ------------    ------------    -----------
Balance at March 31, 1999                   1,485,777        (106,875)             --      (1,246,753)       135,262

Common stock issued for services              547,839        (548,435)             --              --             --
Convertible preferred stock issued for
cash                                        1,399,910              --              --              --      1,400,000
Cancellation of common stock issued for
services                                      (56,238)         56,250              --              --             --
Stock compensation                                 --          50,625              --              --         50,625
Net loss                                           --              --              --        (295,280)      (295,280)
                                          -----------    ------------    ------------    ------------    -----------
Balance at March 31, 2000                 $ 3,377,288    $   (548,435)   $         --    $ (1,542,033)   $ 1,290,607
                                          -----------    ------------    ------------    ------------    -----------



See accompanying notes to consolidated financial statements.

                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         FOR THE PERIOD DECEMBER 5, 1996
                   (DATE OF COMMENCEMENT OF DEVELOPMENT STAGE)
                           THROUGH SEPTEMBER 30, 2000


                                        ADDITIONAL                        STOCK
                                          PAID-IN       UNEARNED      SUBSCRIPTION    ACCUMULATED
                                          CAPITAL     COMPENSATION     RECEIVABLE        DEFICIT         TOTAL
                                        -----------   ------------    ------------    ------------    -----------
Balance at March 31, 2000               $ 3,377,288   $   (548,435)   $         --    $ (1,542,033)   $ 1,290,607

Net loss, (Unaudited)                            --             --              --        (172,081)      (172,081)
                                        -----------   ------------    ------------    ------------    -----------
Balance at June 30, 2000, (Unaudited)     3,377,288       (548,435)                     (1,714,114)      1,118,526

Treasury stock purchased                         --             --              --              --           (185)
Stock compensation                               --        548,435              --              --        548,435
Net loss, (Unaudited)                            --             --              --        (818,088)      (818,088)
                                        -----------   ------------    ------------    ------------    -----------
Balance at September 30, 2000,
(Unaudited)                             $ 3,377,288   $         --    $         --    $ (2,532,202)   $  (848,688)
                                        ===========   ============    ============    ============    ===========


See accompanying notes to consolidated financial statements.

                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                  AND CUMULATIVE AMOUNTS SINCE DECEMBER 5, 1996
                   (DATE OF COMMENCEMENT OF DEVELOPMENT STAGE)


                                                        SIX MONTHS ENDED
                                                          SEPTEMBER 30,
                                                   --------------------------    CUMULATIVE
                                                      2000           1999          AMOUNTS
                                                   -----------    -----------    -----------
                                                   (Unaudited)    (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                      $  (990,169)   $  (212,287)   $(2,532,202)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation and amortization                  16,278         14,292         72,514
         Exchange of assets for services                    --             --          1,262
         Common stock issued for services
           and payables                                     --             --        844,375
         Stock compensation                            548,435             --        599,060
         (Increase) decrease in:
              Related party receivables                     --          3,400             --
              Inventories                             (136,543)            --       (142,153)
              Other current assets                      (7,820)            --         (7,820)
              Restricted cash                          (50,000)            --        (50,000)
              Other                                    (27,407)            --        (30,300)
         Increase (decrease) in:
              Accounts payable                          63,014         30,662        109,738
              Accrued liabilities                          929         56,020            929
                                                   -----------    -----------    -----------
   Net cash (used in) operating activities            (583,283)      (107,913)    (1,134,597)

CASH FLOWS FROM INVESTING ACTIVITIES-
     Purchases of property and equipment               (26,769)       (13,789)      (136,671)
                                                   -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from related party notes payable              --             --         36,000
     Payments on related party notes payable            (2,500)          (100)       (21,000)
     Issuance of convertible preferred stock                --             --      1,400,000
     Issuance of common stock                                          33,750        295,115
     Purchase of treasury stock                           (185)            --           (185)
     Issuance of treasury stock                             --             --        227,500
     Proceeds from stock subscription receivable            --             --             25
                                                   -----------    -----------    -----------
   Net cash (used in) provided by financing             (2,685)        33,650      1,937,455
activities

                                                   -----------    -----------    -----------
Net increase (decrease) in cash                       (612,737)       (88,052)       666,187
Cash, beginning of period                            1,278,924         89,546             --
                                                   -----------    -----------    -----------
Cash, end of period                                $   666,187    $     1,494    $   666,187
                                                   ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The March 31, 2000 Annual Report on Form 10-KSB of Lucas Educational Systems, Inc. (the "company") includes a description of the company and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-QSB ("Quarterly Report"). The financial statements for the periods presented herein are unaudited and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. Restricted cash of $50,000 at September 30, 2000 represents amounts on deposit with a bank related to the company's agreement with that bank to serve as the company's credit card processor. In the opinion of management, all material adjustments necessary to present fairly the results of operations have been included. All such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

2. ONE-FOR-FOUR REVERSE SPLIT OF COMMON STOCK

On July 29, 2000 the Stockholders approved a proposal to execute a reverse stock split and voted to subsequently amend the company's Certificate of Incorporation to return the number of authorized shares to 20,000,000. Effective August 1, 2000 the company's stock began trading post-split under the symbol LCSE on the OTC Bulletin Board. The Balance Sheet as of September 30, 2000, the Loss per common share for the Three and Six Months Ended September 30, 2000 and Cumulative Amounts as well as the Consolidated Statement of Stockholders' Equity have been stated to reflect this event as if it had occurred on December 5, 1996. The Loss per common share for the Three and Six Months Ended September 30, 1999 have been restated to reflect this one-for-four reverse split.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

         In March 2000, the company completed a private placement of 89,974 shares of Series A Convertible Preferred Stock to accredited investors as defined in Regulation D promulgated pursuant to the Securities Act of 1933, as amended. The capital raised in connection with the private placement allows the company to further develop its initial product line and commence the marketing and distribution of its products. The company has begun pursuing its business of providing educational products for users of all ages based on the Lucas Learning System(TM).

         In August 2000 the company crossed a major milestone when it began accepting and filling product orders through its direct distribution channel. The company completed the build-out of its infrastructure and opened the www.DoctorMemory.com web site during August. Both web and phone orders were accepted and successfully filled through a newly established relationship with a distribution and logistics partner based in Reno, NV.

         Furthermore, a second avenue of distribution was created during the quarter when the company signed an agreement with Bookworld Services, Inc. of Sarasota, Florida ("Bookworld"). Under the agreement Bookworld will handle the sales and distribution of some of the company's products to traditional bookstores, libraries and select general merchandisers.

         Eight products moved from development to production during the quarter. These products are targeted at the educational needs of the general population, the specific needs of children and home-schoolers, the Bible study marketplace, and those seeking to learn Spanish as a second language. The company will continue to develop products within these areas and begin positioning itself to serve the needs of the traditional classroom environment.

         As the company moves forward, it will seek to establish brand awareness and direct sales through promotional opportunities and a modest advertising campaign. It will also seek to leverage established sales organizations through relationships with resellers targeting the educational needs of the population.

RESULTS OF OPERATIONS

         Net revenues for the quarter ended September 30, 2000 were $7,008 as compared to $ -0- for the prior year's quarter. The generation of revenue recognizes that the company began selling its products during the quarter ended September 30, 2000 and prior to that did not have products available for sale. Net revenues for the quarter include $1,250 of related party sales.

         Net loss for the quarter ended September 30, 2000 was $818,088 as compared to a Net loss of $94,708 for the quarter ended September 30, 1999. Loss from operations increased $731,405 from 94,724 for the quarter ended September 30, 1999 as the company continued to increase its focus on product development and distribution, as well as the establishment of a brand awareness campaign. The increased Loss from operations was partially offset by an increase in Other income of $8025 resulting from increased Interest income due to higher cash balances during the three months ended September 30, 2000.

         For the six months ended September 30, 2000 our Net loss was $990,169 versus a Net loss of $212,287 for the quarter ended September 30, 1999. Increased expenditures related to the development of product and establishment of distribution channels account for the majority of the larger loss. Increased Other income resulting from higher cash balances available for investment partially offset the increased expenditures for development and channel establishment.


LIQUIDITY

         Available cash at September 30, 2000 of $666,187 represents an increase of $664,693 compared to available cash at September 30, 1999. The increase is primarily related to the company's sale of $1,400,000 of Series A Convertible Preferred Stock in March 2000, offset partially by the settlement of various outstanding liabilities and reduced by development and operating cost for the six months ended September 30, 2000. As of September 30, 2000 the company had no significant credit facilities available.


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

Election of Directors

Upon nomination, Mr. Jerry R. Lucas, Mr. Jeffrey R. Gullo, and Mr. J. D. Young were elected as Directors of the company to hold office for a term expiring at the 2001 annual meeting, and thereafter until his successor has been duly elected and qualified. Each of the above received 20,821,205 affirmative pre-split votes with respect to the election of directors.

Amendment of the Certificate of Incorporation

A proposal to amend the Certificate of Incorporation to decrease the number of authorized shares of common stock from Twenty Million (20,000,000) to Five Million (5,000,000), and the thereby effect a one-for-four reverse split of the common stock, and, after giving effect to the reverse split, restore the authorized number of shares of common stock to Twenty Million (20,000,000). The votes cast were as follows: 19,637,965 pre-split shares were voted in favor of the amendment, 324,937 pre-split shares were voted against the amendment and no shares abstained from voting.

Adoption of the Company's 2000 Employee Stock Option Plan

The Company's 2000 Employee Stock Option Plan was approved by a vote of 19,637,965 pre-split shares voted in favor, 324,937 pre-split shares voted against the resolution and no shares abstained.

Adoption of the Company's 2000 Executive Incentive Plan

The company's 2000 Executive Incentive Plan was approved by a vote of 19,671,087 pre-split shares were voted in favor of the resolution, 291,815 pre-split shares were voted against the resolution and no shares abstained from voting.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


        (a) Exhibits

                Exhibit
                Number      Description of Exhibits
                -------     -----------------------
                **27        Financial Data Schedule


----------
**Filed herewith

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

                Form 8-K's were filed on November 7, 2000 and November 20, 2000 disclosing in Item 4 changes in the company's certifying independent accountants and the reappointment of Tanner + Co. There were no disagreements between the company and Tanner + Co. on any matter.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Date:  November 20, 2000          LUCAS EDUCATIONAL SYSTEMS, INC.




  By: /s/ Jeffrey R. Gullo                          /s/ Steven R. Crowell
     ----------------------------------------     ------------------------------
      Jeffrey R. Gullo                              Steven R. Crowell
      President and Chief Executive Officer         Chief Financial Officer and
                                                    Chief Accounting Officer

                                   INDEX TO EXHIBITS


EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
**27          Financial Data Schedule

-----------
** Filed herewith.