Form 10QSB
period 2000-12-31
LUCAS EDUCATIONAL SYSTEMS INC
filed 2001-02-15
CIK 925663

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)


                      For the transition period         to
                                                -------

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

At December 31, 2000, the registrant had outstanding 3,100,907 shares of common stock par value $.001

                       DOCUMENTS INCORPORATED BY REFERENCE


           Transitional Small Business Disclosure Format (check one):

                                       YES        NO X
                                          ---       ---

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS


                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                                                                DECEMBER 31,    MARCH 31,
                                ASSETS                             2000           2000
                                                                (Unaudited)     (Audited)
Current assets:
     Cash                                                       $   297,160    $ 1,278,924
     Inventory                                                      173,049          5,610
     Other current assets                                            12,610             --
                                                                -----------    -----------
                  Total current assets                              482,819      1,284,534

Restricted cash                                                      50,000             --
Property and equipment, net                                          54,250         52,252
Other                                                                21,968          3,045
                                                                -----------    -----------
                                                                $   609,037    $ 1,339,831
                                                                ===========    ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                           $    20,753    $    46,724
     Other current liabilities                                          969             --
     Related party notes payable                                         --          2,500
                                                                -----------    -----------
                  Total current liabilities                          21,722         49,224

Commitments                                                              --             --

Stockholders' equity:
     Preferred stock; 1,000,000 shares authorized, $.001
       par value; 89,974 shares issued and outstanding,
       (aggregate liquidation preference $1,400,000)                     90             90
     Common stock 20,000,000 shares authorized,
       $.001 par value; 3,100,907 and 3,697,157 shares issued
       and outstanding at December 31, and March 31, 2000,
       respectively  (See Notes 2 and 3)                              3,101          3,697
     Additional paid-in capital                                   3,377,884      3,377,288
     Treasury Stock                                                    (478)            --
     Unearned compensation                                               --       (548,435)
     Accumulated deficit                                         (2,793,282)    (1,542,033)
                                                                -----------    -----------
                  Total stockholders' equity                        587,315      1,290,607
                                                                -----------    -----------
                                                                $   609,037    $ 1,339,831
                                                                ===========    ===========

See accompanying notes to consolidated financial statements.

                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    CUMULATIVE AMOUNTS SINCE DECEMBER 5, 1996
                   (DATE OF COMMENCEMENT OF DEVELOPMENT STAGE)

                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    DECEMBER 31,                 DECEMBER 31,           CUMULATIVE
                                                2000           1999          2000          1999          AMOUNTS
                                            -----------    -----------    -----------    -----------    -----------
                                            (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
Net Revenues                                $    35,028    $        --    $    42,036    $        --    $    42,036

Costs related to revenues                        14,987             --         18,530             --         18,530
General and administrative expenses             286,366         (7,299)     1,295,966        205,026      2,833,841
                                            -----------    -----------    -----------    -----------    -----------
         (Loss) Income from operations         (266,325)         7,299     (1,272,460)      (205,026)    (2,810,335)

Other income (expense):
     Interest income                              5,245              1         21,212            472         21,684
     Interest expense                                --             --             --           (433)        (4,631)
                                            -----------    -----------    -----------    -----------    -----------
         (Loss) Income before benefit for      (261,080)         7,300     (1,251,248)      (204,987)    (2,793,282)
income taxes

Benefit for income taxes                             --             --             --             --             --
                                            -----------    -----------    -----------    -----------    -----------
         Net (loss) income                  $  (261,080)   $     7,300    $(1,251,248)   $  (204,987)   $(2,793,282)
                                            ===========    ===========    ===========    ===========    ===========

         Loss per common share -
           basic and diluted, See note 2    $      (.08)   $       .00    $      (.34)   $      (.07)   $      (.95)

         Weighted  average shares -
           Basic and diluted, See note 2      3,100,407      3,113,405      3,697,023      3,113,405      2,936,403

See accompanying notes to consolidated financial statements.

                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         FOR THE PERIOD DECEMBER 5, 1996
                   (DATE OF COMMENCEMENT OF DEVELOPMENT STAGE)
                            THROUGH DECEMBER 31, 2000

                                              TREASURY STOCK          PREFERRED STOCK            COMMON STOCK
                                            SHARES      AMOUNT      SHARES       AMOUNT       SHARES        AMOUNT
                                          ----------   --------   ----------   ----------   ----------    ----------
Balance at December 5, 1996                       --    $    --           --   $       --           --    $       --
Issuance of common stock for cash                 --         --           --           --    2,175,000         2,175
Net loss from inception on December 5,
1996 through March 31, 1997                       --         --           --           --           --            --
                                          ----------    -------   ----------   ----------   ----------    ----------
Balance at March 31, 1997                         --         --           --           --    2,175,000         2,175

Common stock issued in recapitalization           --         --           --           --      462,469           462
Common stock issued for:
    Cash and services                             --         --           --           --       48,000            48
    Debt                                          --         --           --           --       83,250            83
    Services                                      --         --           --           --       42,188            43
Net loss                                          --         --           --           --           --            --
                                          ----------    -------   ----------   ----------   ----------    ----------
Balance at March 31, 1998                         --         --           --           --    2,810,907         2,811

Proceeds from stock subscription
receivable                                        --         --           --           --           --            --
Common stock issued for:
    Cash                                          --         --           --           --       22,500            22
    Debt and payables                             --         --           --           --      100,000           100
    Services                                      --         --           --           --      180,000           180
Contributed shares                           113,750         --           --           --           --            --
Treasury stock issued for cash              (113,750)        --           --           --           --            --
Net loss                                          --         --           --           --           --            --
                                          ----------    -------   ----------   ----------   ----------    ----------
Balance at March 31, 1999                         --         --           --           --    3,113,407         3,113

Common stock issued for services                  --         --           --           --      596,250           596
Convertible preferred stock issued for
cash                                              --         --       89,974           90           --            --
Cancellation of common stock issued for
services                                          --         --           --           --      (12,500)          (12)
Stock compensation                                --         --           --           --           --            --
Net loss                                          --         --           --           --           --            --
                                          ----------    -------   ----------   ----------   ----------    ----------
Balance at March 31, 2000                         --    $    --       89,974   $       90    3,697,157    $    3,697
                                          ----------    -------   ----------   ----------   ----------    ----------

See accompanying notes to consolidated financial statements.

                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         FOR THE PERIOD DECEMBER 5, 1996
                   (DATE OF COMMENCEMENT OF DEVELOPMENT STAGE)
                            THROUGH DECEMBER 31, 2000

                                            TREASURY STOCK             PREFERRED STOCK            COMMON STOCK
                                          SHARES       AMOUNT        SHARES      AMOUNT        SHARES        AMOUNT
                                        ----------   ---------     ----------  ----------    ----------    ----------
Balance at March 31, 2000                       --   $       --        89,974   $       90    3,697,157    $    3,697

Net loss, (Unaudited)                           --           --            --           --           --            --
                                        ----------   ----------    ----------   ----------   ----------    ----------
Balance at June 30, 2000, (Unaudited)           --           --        89,974           90    3,697,157         3,697

Treasury stock purchased                       200         (185)           --           --           --            --
Stock compensation                              --           --            --           --           --            --
Net loss, (Unaudited)                           --           --            --           --           --            --
                                        ----------   ----------    ----------   ----------   ----------    ----------
Balance at September 30, 2000,
(Unaudited)                                    200   $     (185)       89,974   $       90    3,697,157    $    3,697

Treasury stock purchased                       300         (293)
Rescission of shares, (Note 3)                  --           --            --           --     (596,250)         (596)
Net loss, (Unaudited)                           --           --            --           --           --            --
                                        ----------   ----------    ----------   ----------   ----------    ----------
Balance at December 31, 2000,
(Unaudited)                                    500   $     (478)       89,974   $       90    3,100,907    $    3,101
                                        ==========   ==========    ==========   ==========   ==========    ==========

See accompanying notes to consolidated financial statements.

                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         FOR THE PERIOD DECEMBER 5, 1996
                   (DATE OF COMMENCEMENT OF DEVELOPMENT STAGE)
                            THROUGH DECEMBER 31, 2000

                                         ADDITIONAL                        STOCK
                                           PAID-IN        UNEARNED      SUBSCRIPTION   ACCUMULATED
                                           CAPITAL      COMPENSATION     RECEIVABLE      DEFICIT        TOTAL
                                          -----------   ------------    -----------    -----------    -----------
Balance at December 5, 1996               $        --    $        --    $        --    $        --    $        --
Issuance of common stock for cash              (2,075)            --             --             --            100
Net loss from inception on December 5,
1996 through March 31, 1997                        --             --             --            (63)           (63)
                                          -----------    -----------    -----------    -----------    -----------
Balance at March 31, 1997                      (2,075)            --             --            (63)            37

Common stock issued in recapitalization          (422)            --             --             --             40
Common stock issued for:
    Cash and services                         114,952             --            (25)            --        114,975
    Debt                                      199,917             --             --             --        200,000
    Services                                  101,207             --             --             --        101,250
Net loss                                           --             --             --       (351,181)      (351,181)
                                          -----------    -----------    -----------    -----------    -----------
Balance at March 31, 1998                     413,579             --            (25)      (351,244)        65,121

Proceeds from stock subscription
receivable                                         --             --             25             --             25
Common stock issued for:
    Cash                                      179,978             --             --             --        180,000
    Debt and payables                         299,900             --             --             --        300,000
    Services                                  364,820       (106,875)            --             --        258,125
Contributed shares                                 --             --             --             --             --
Treasury stock issued for cash                227,500             --             --             --        227,500
Net loss                                           --             --             --       (895,509)      (895,509)
                                          -----------    -----------    -----------    -----------    -----------
Balance at March 31, 1999                   1,485,777       (106,875)            --     (1,246,753)       135,262

Common stock issued for services              547,839       (548,435)            --             --             --
Convertible preferred stock issued for
cash                                        1,399,910             --             --             --       1,400,00
Cancellation of common stock issued for
services                                      (56,238)        56,250             --             --             --
Stock compensation                                 --         50,625             --             --         50,625
Net loss                                           --             --             --       (295,280)      (295,280)
                                          -----------    -----------    -----------    -----------    -----------
Balance at March 31, 2000                 $ 3,377,288    $  (548,435)   $        --    $(1,542,033)   $ 1,290,607
                                          -----------    -----------    -----------    -----------    -----------

See accompanying notes to consolidated financial statements.

                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         FOR THE PERIOD DECEMBER 5, 1996
                   (DATE OF COMMENCEMENT OF DEVELOPMENT STAGE)
                            THROUGH DECEMBER 31, 2000

                                              ADDITIONAL                              STOCK
                                               PAID-IN           UNEARNED          SUBSCRIPTION        ACCUMULATED
                                               CAPITAL         COMPENSATION         RECEIVABLE           DEFICIT           TOTAL
                                             -----------       ------------        ------------        ------------    -----------
Balance at March 31, 2000                    $ 3,377,288        $  (548,435)        $        --         $(1,542,033)   $ 1,290,607

Net loss, (Unaudited)                                 --                 --                  --            (172,081)      (172,081)
                                             -----------         -----------         -----------         -----------   -----------
Balance at June 30, 2000, (Unaudited)          3,377,288           (548,435)                             (1,714,114)     1,118,526

Treasury stock purchased                              --                 --                  --                  --           (185)
Stock compensation                                    --            548,435                  --                  --        548,435
Net loss, (Unaudited)                                 --                 --                  --            (818,088)      (818,088)
                                             -----------         -----------         -----------         -----------    -----------
Balance at September 30, 2000,
(Unaudited)                                    3,377,288                 --                  --          (2,532,202)       848,688

Treasury stock purchased                              --                 --                  --                  --           (293)
Rescission of shares                                 596                 --                  --                  --             --
Net loss, (Unaudited)                                 --                 --                  --            (261,080)      (261,080)
                                             -----------        -----------         -----------         -----------    -----------
Balance at December 31, 2000,
(Unaudited)                                  $ 3,377,884        $        --         $        --         $(2,793,282)   $   597,315
                                             ===========        ===========         ===========         ===========    ============


See accompanying notes to consolidated financial statements.

                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED DECEMBER 31,
                  AND CUMULATIVE AMOUNTS SINCE DECEMBER 5, 1996
                   (DATE OF COMMENCEMENT OF DEVELOPMENT STAGE)

                                                                        NINE MONTHS ENDED
                                                                             DECEMBER 31,                   CUMULATIVE
                                                                   --------------------------------         -----------
                                                                       2000                1999               AMOUNTS
                                                                   ------------        ------------         -----------
                                                                    (Unaudited)          (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                       $(1,251,248)        $  (204,987)        $(2,793,281)
     Adjustments to reconcile net loss to net
cash
       used in operating activities:
         Depreciation and amortization                                   24,771              20,883              80,452
         Exchange of assets for services                                     --                  --               1,262
         Common stock issued for services                                    --                  --             844,375
           and
           payables
         Stock compensation                                             548,435                  --             599,060
         (Increase) decrease in:
              Related party receivables                                      --               3,400                  --
              Inventories                                              (167,439)                 --            (173,049)
              Other current assets                                      (12,610)                 --             (12,610)
              Restricted cash                                           (50,000)                 --             (50,000)
              Other                                                     (18,923)                 --             (21,816)
         Increase (decrease) in:
              Accounts payable                                          (25,972)             18,758              20,752
              Accrued liabilities                                           969              31,607                 969
                                                                    -----------         -----------         -----------
   Net cash (used in) operating activities                             (952,017)           (130,339)         (1,503,886)

CASH FLOWS FROM INVESTING ACTIVITIES-
     Purchases of property and equipment                                (26,769)            (11,973)           (136,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from related party notes payable                               --                  --              36,000
     Payments on related party notes payable                             (2,500)               (100)            (21,000)
     Issuance of convertible preferred stock                                 --                  --           1,400,000
     Issuance of common stock                                                                50,625             295,115
     Purchase of treasury stock                                            (478)                 --                (478)
     Issuance of treasury stock                                              --                  --             227,500
     Proceeds from stock subscription receivable                             --                  --                  25
                                                                    -----------         -----------         -----------
   Net cash (used in) provided by financing                              (2,978)             53,025           1,937,162
activities
                                                                    -----------         -----------         -----------
Net increase (decrease) in cash                                        (981,764)            (89,287)            297,160
Cash, beginning of period                                             1,278,924              89,546                  --
                                                                    -----------         -----------         -----------
Cash, end of period                                                 $   297,160         $       259         $   297,160
                                                                    ===========         ===========         ===========


See accompanying notes to consolidated financial statements.

                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The March 31, 2000 Annual Report on Form 10-KSB of Lucas Educational Systems, Inc. (the "company" or "LCSE") includes a description of the company and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-QSB ("Quarterly Report"). The financial statements for the periods presented herein are unaudited and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. Restricted cash of $50,000 at December 31, 2000 represents amounts on deposit with a bank related to the company's agreement with that bank to serve as the company's credit card processor. In the opinion of management, all material adjustments necessary to present fairly the results of operations have been included. All such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

2.   ONE-FOR-FOUR REVERSE SPLIT OF COMMON STOCK

On July 29, 2000 the Stockholders approved a proposal to execute a reverse stock split and voted to subsequently amend the company's Certificate of Incorporation to return the number of authorized shares to 20,000,000. Effective August 1, 2000 the company's stock began trading post-split under the symbol LCSE on the OTC Bulletin Board. The Balance Sheet as of December 31, 2000, the Loss per common share for the Three and Nine Months Ended December 31, 2000 and Cumulative Amounts as well as the Consolidated Statement of Stockholders' Equity have been stated to reflect this event as if it had occurred on December 5, 1996. The Loss per common share for the Three and Nine Months Ended December 31, 1999 have been restated to reflect this one-for-four reverse split.

3.   RESCISSION OF COMMON EQUITY

In December 2000 the Board of Directors rescinded the grant of 596,250 shares of post-split common stock originally granted to Jeffrey R. Gullo. Mr. Gullo who agreed to decrease his equity position in the company tendered the certificates representing these shares to the company for cancellation.

4.   INVENTORY

Inventory consists entirely of books, videos and tapes held for sale in the normal course of business. The company values such items at the lower of cost or market using the average cost method.

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

         In August 2000 the company crossed a major milestone when it began accepting and filling product orders through its direct distribution channel. The company completed the build-out of its infrastructure and opened the www.DoctorMemory.com web site during August. During the quarter ended September 30, 2000 the company began accepting and successfully filling both web and phone orders through a newly established relationship with a distribution and logistics partner based in Reno, NV.

         Furthermore, a second avenue of distribution was created during the quarter ended September 30, 2000 when the company signed an agreement with Bookworld Services, Inc. of Sarasota, Florida ("Bookworld"). Under the agreement Bookworld will handle the sales and distribution of some of the company's products to traditional bookstores, libraries and select general merchandisers.

         After moving eight products from development to production earlier in the year LCSE began focusing on building brand awareness around "Doctor Memory". The products are targeted at the educational needs of the general population, the specific needs of children and home-schoolers, the Bible study marketplace, and those seeking to learn Spanish as a second language. The company will continue to develop products within these areas and begin positioning itself to serve the needs of the traditional classroom environment.

         As the company continues to move forward, it will seek to enhance brand awareness and direct sales through promotional opportunities and a modest advertising campaign. It will also seek to leverage established sales organizations through relationships with resellers targeting the educational needs of the population.

         In December 2000 the company announced its intention to seek additional funding. The Board of Directors approved a proposal to seek the capital necessary to exit the development stage and build a sales and marketing organization. Through this capitalization event the company expects to raise sufficient capital through private equity sources to sustain operations until reaching positive cash flow and earnings.

         The company plans to leverage experience gained through its established direct distribution channel to unlock the potential of established resellers. The company will seek to form strategic alliances with product development companies that have existing distribution channels and brand identity.

RESULTS OF OPERATIONS

         Net revenues for the quarter ended December 31, 2000 were $35,028 as compared to $ -0- for the prior year's quarter. The generation of revenue recognizes that the company began selling its products during the quarter ended September 30, 2000 and prior to that did not have products available for sale. Net revenues for the quarter include $1,066 of related party sales.

         Net loss for the quarter ended December 31, 2000 was $261,080 as compared to Net income of $7,300 for the quarter ended December 31, 1999. Loss from operations increased $273,624 from income of $7,299 for the quarter ended December 31, 1999 as the company began the establishment of a brand awareness campaign. The Loss from operations was partially offset by an increase in Other income of $5,244 resulting from increased Interest income due to higher cash balances during the three months ended December 31, 2000.

         For the nine months ended December 31, 2000 our Net loss was $1,251,248 versus a Net loss of $204,987 for the nine months ended December 31, 1999. Increased expenditures related to the development of product and establishment of distribution channels account for the majority of the larger loss. Increased Other income resulting from higher cash balances available for investment partially offset the increased expenditures for development and channel establishment.

LIQUIDITY

         Available cash at December 31, 2000 of $297,160 represents an increase of $296,901 compared to available cash at December 31, 1999. The increase is primarily related to the company's sale of $1,400,000 of Series A Convertible Preferred Stock in March 2000, offset partially by the settlement of various outstanding liabilities and reduced by development and operating cost for the nine months ended December 31, 2000.

         As noted above in the General section, the company has announced it is seeking additional funding necessary to exit the development stage. The company seeks to raise sufficient capital to sustain operations until reaching positive cash flow and earnings. As of December 31, 2000 the company had no significant credit facilities available.

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

                                     PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             None

        (b) Reports on Form 8-K

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

  Date: February 15, 2001                        LUCAS EDUCATIONAL SYSTEMS, INC.




  By:    /s/ Jeffrey R. Gullo                     /s/ Steven R. Crowell
       ----------------------------------------   ------------------------------
         Jeffrey R. Gullo                         Steven R. Crowell
         President and Chief Executive Officer    Chief Financial Officer and
                                                  Chief Accounting Officer