Form 10KSB
period 2001-03-31
LUCAS EDUCATIONAL SYSTEMS INC
filed 2001-06-18
CIK 925663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 2001
                                       OR
[ ]     TRANSITION   REPORT  PURSUANT TO  SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 (no fee required)
                          For the transition period     to
                                                   ----    ----

                           Commission File No. 0-24374

                         LUCAS EDUCATIONAL SYSTEMS, INC.
                 (Name of small business issuer in its charter)

       Delaware                                              62-1690722
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

         5600 Woodspring, Plano, Texas                       75093
         (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (972) 818.8573

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
YES  X    NO
   -----    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenues for its most recent fiscal year were:  $72,581.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 30, 2001 was $233,731.

At April 30, 2001, the registrant had outstanding 3,339,016 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE


   Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                 ----   ----

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

  Item 1.     Description of Business                                          3

  Item 2.     Description of Property                                          4

  Item 3.     Legal Proceeding                                                 4

  Item 4.     Submission of Matters to a Vote of Security Holders              4



                                     PART II

  Item 5.     Market for Common Equity and Related Stockholder Matters         5

  Item 6.     Management's Discussion and Analysis or Plan of Operations       5

  Item 7.     Financial Statements                                             7

  Item 8.     Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure                                     20



                                    PART III

  Item 9.     Directors,  Executive Officers,  Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act            20

  Item 10.    Executive Compensation                                          21

  Item 11.    Security Ownership of Certain Beneficial Owners and Management  22

  Item 12.    Certain Relationships and Related Transactions                  22

  Item 13.    Exhibits and Reports on Form 8-K                                23

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

General

     Founded in 1996 by Jerry R. Lucas to commercialize the learning techniques developed by Mr. Lucas over 30 years of research and experimentation, the predecessor of the company was merged into a publicly traded corporation in 1997 and exists today as a development stage company trading on the OTC Bulletin Board under the symbol LCSE.

     Mr. Lucas has devoted his life to cultivating ideas and methods for memory-retention. The resulting methodology is known as The Lucas Learning System(TM). His guest appearances on nationally syndicated television shows such as the Tonight Show and Good Morning America, coupled with his countless live appearances and seminars earned Mr. Lucas the title of Doctor Memory(TM). He graduated Phi Beta Kappa from Ohio State University, became the only three-time recipient of the Big Ten player of the year award, was chosen seven times as an All-Pro during his career with the New York Knicks, was inducted into the NBA Hall of Fame in 1979, and was recently named one of the 50 most outstanding NBA players of all time. In late 1999 Mr. Lucas was chosen as one of the five most outstanding college basketball players of the twentieth century by Sports Illustrated. In the resulting article he was specifically recognized for his memory-retention expertise.

     Late in 1999, Mr. Lucas retained the consulting services of Jeffrey R. Gullo to assist with the development and revision of the company's business and marketing plans, and to assist in securing capital to transition the company from a development stage into operations. In March 2000, the company completed a private placement of $1,400,000 of Series A Convertible Preferred Stock, appointed two directors to fill vacancies, hired Mr. Gullo to become its President and Chief Executive Officer, and hired a Chief Financial Officer.

     During Fiscal 2001 the capital raised in connection with the private placement was used by the company to further develop its initial product line and commence the marketing and distribution of its products. In the quarter ended September 30, 2000 the company began accepting and filling product orders through its direct distribution channel as well as establishing a distribution avenue through traditional bookstores.

     In December 2000 the company announced its intention to seek additional funding to allow it to exit the development stage and build sales and marketing organization. On February 28, 2001 the company announced that it had been unsuccessful in raising the necessary funding. Further, the Board resolved that the company maximize its value by ceasing current operations and pursue a merger candidate that might value the public entity after the current operations had been removed. All employees were terminated, Mr. Lucas resigned from the Board to pursue personal interests and the remaining Board members proceeded to wind down the operations in an orderly manner to maximize the residual value of the public entity.


Company Vision and Key Business Strategies

     The company's vision has been to change the way people learn through Learning That Lasts(TM). Its mission was to gain recognition as the nation's leading authority and largest provider of memory training techniques and related educational products.

     The company was establishing itself as a marketing oriented content provider. Product development focused on bringing to market highly valued adaptations of its methodologies that service adult general interests, children's learning requirements, and the needs of the Christian Bible Study sector. It sought to distribute its learning products directly to end consumers via e-commerce enabled channels, and simultaneously leverage the more traditional wholesale distribution channels available to the book publishing industry. By outsourcing low value product duplication and distribution functions, the company sought to scale up its operations significantly without a proportionate increase in fixed costs.

Product Overview

     The company employed a market driven product development strategy. This strategy focused on near term selling opportunities while prioritizing resources to those products projected to create the most value for the company. It sought to develop products which are easily and cost effectively reproducible to penetrate high demand\high value market segments. As of the cessation of operations on February 28, 2001, the company has no specific product or service offering.


Employees

       As of March 31, 2000, there were no employees.

Environmental Impact

     None of the company's activities utilized any hazardous materials or resulted in any discharge of pollutants into the environment. The company believes it complies fully with all environmental laws and regulations.


Regulation

     There are no specific regulatory issues affecting the company not common to publicly held businesses in general.


Item 2.  DESCRIPTION OF PROPERTY
         -----------------------

       As of March 31, 2001 the company did not own or lease any property.

Item 3.  LEGAL PROCEEDINGS
         -----------------

     The company was not engaged in any legal proceedings on the date of this report.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     The following matters were submitted to a vote of stockholders at the July 29, 2000 annual meeting of stockholders.

Election of Directors
---------------------

Upon nomination, Mr. Jerry R. Lucas, Mr. Jeffrey R. Gullo, and Mr. J. D. Young were elected as Directors of the company to hold office for a term expiring at the 2001 annual meeting, and thereafter until his successor has been duly elected and qualified. Each of the above received 20,821,205 affirmative pre-split votes with respect to the election of directors.

Amendment of the Certificate of Incorporation
---------------------------------------------

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

Adoption of the  Company's  2000 Employee  Stock Option Plan
------------------------------------------------------------

The Company's 2000Employee Stock Option Plan was approved by a vote of 19,637,965 pre-split shares voted in favor, 324,937 pre-split shares voted against the resolution and no shares abstained.

Adoption of the Company's 2000 Executive Incentive Plan
-------------------------------------------------------

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


                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         --------------------------------------------------------

Market Information

     The company's common stock is traded in the over-the-counter market on the OTC Bulletin Board under the symbol LCSE. Prior to August 1, 2001 the stock traded under the symbol LEDS. The following table shows the price range of the company's common stock as reported by Nasdaq for the last two fiscal years.

                                 BID                               ASK
Quarter Ended           High              Low              High            Low
-------------           ----              ---              ----            ---
06-30-99               1.0000            0.2500           1.0313          0.3000
09-30-99               0.2800            0.0625           0.3750          0.1250
12-31-99               0.1250            0.0313           0.1875          0.0938
03-31-00               0.5625            0.0500           0.6875          0.0938
06-30-00               0.5100            0.1250           0.5625          0.2500
09-30-00               0.2600            0.1000           1.0000          0.7500
12-31-00               0.2812            0.0625           0.7500          0.1875
03-31-01               0.0937            0.0625           0.1875          0.1500

Holders

     As of April 30, 2001, there were 146 record holders of the company's common stock.

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

     During the Year Ended March 31, 2001 the capital raised in connection with the private placement was used by the company to further develop its initial product line and commence the marketing and distribution of its products. The company began accepting and filling product orders in August 2000 through its direct distribution channel as well as establishing a distribution avenue through traditional bookstores.

     In December 2000 the company announced its intention to seek additional funding to allow it to exit the development stage and build sales and marketing organization. On February 28, 2001 the company announced that it had been unsuccessful in raising the necessary funding. Further, the Board resolved that the company maximize its value by ceasing current operations and pursue a merger candidate that might value the public entity after the current operations had been removed. All employees were terminated, Mr. Lucas resigned from the Board to pursue personal interests and the remaining Board members proceeded to wind down the operations in an orderly manner to maximize the residual value of the public entity.

Results of Operations

     Net revenues for the Year Ended March 31, 2001 were $72,581 as compared to $-0- for the prior year. The generation of revenue recognizes that the company began selling its products during the year ended March 31, 2001 and prior to that did not have products available for sale. The company had been unable to establish distribution channels and complete development and production of targeted products in previous years. Therefore, meaningful revenues were not created during the fiscal year ended March 31, 2000. Net revenues for the year include $8,740 of related party sales.

     Net loss for the year ended March 31, 2001 was $1,718,407 as compared to a net loss of $295,280 for the year ended March 31, 2000. The net loss increased as the company increased its focus on product development and distribution, as well as the establishment of a brand awareness campaign. Increased Other Income resulting from higher cash balances available for investment partially offset the increased expenditures for development and channel establishment.

Liquidity

     As a development stage company, the company has historically relied on cash generated through the sale of various equity instruments as its primary source of liquidity. Available cash at March 31, 2001 of $9,385 represents a decrease of $1,269,539 compared to available cash at March 31, 2000. The decrease is primarily related to the company's use of the fund generated from the Private
Placement for the development of products and channels as well as the establishment of a brand awareness campaign.

     As of March 31, 2001 the company had no significant credit facilities available. While the company is aggressively seeking additional equity funding, there can be no assurances that such funding is forthcoming.

Year 2000

     With the change to the year 2000, the company experienced no significant interruptions in its normal business processes as a result of its own systems or those of companies with which it does business. During the year ended March 31, 2001 the company did not incur any costs related to the remediation of the company's systems for the year 2000.


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

Item 7.  FINANCIAL STATEMENTS
         --------------------


INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report                                                  9


Consolidated Balance Sheet                                                    10


Consolidated Statements of Operations                                         11


Consolidated Statement of Stockholders Equity                                 12


Consolidated Statements of Cash Flows                                         16


Notes to Consolidated Financial Statements                                    17

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Lucas Educational Systems, Inc.


We have audited the accompanying consolidated balance sheet of Lucas Educational Systems, Inc. and Subsidiary (a development stage company) as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and the cumulative amounts since December 5, 1996 (date of commencement of development stage). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lucas Educational Systems, Inc. and Subsidiary as of March 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, and the cumulative amounts since December 5, 1996 (date of commencement of development stage), in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, there is substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to that matter are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


 /s/     Tanner + Co.
-------------------------

Salt Lake City, Utah
June 11, 2001


                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (A Development Stage Company)

                           Consolidated Balance Sheet

                                                                                  March 31,
                                                                        --------------------------

              Assets                                                        2001           2000
              ------
Current assets:
     Cash                                                               $     9,385    $ 1,278,924
     Inventory                                                                 --            5,610
     Prepaid expenses                                                         6,715           --
     Deposits                                                                25,028           --
                                                                        --------------------------
                  Total current assets                                       41,128      1,284,534

Property and equipment, net                                                   3,403         52,252
Other                                                                          --            3,045
                                                                        --------------------------
                                                                        $    44,531    $ 1,339,831
                                                                        ==========================


              Liabilities and Stockholders' Equity
              ------------------------------------

Current liabilities:
     Accounts payable                                                   $    15,262    $    46,724
     Accrued liabilities                                                        789           --
     Related party notes payable                                               --            2,500
                                                                        --------------------------
                  Total current liabilities                                  16,051         49,224

Commitments                                                                    --             --

Stockholders' equity:
     Preferred stock; 1,000,000 shares authorized, $.001
       par value; 0 and 89,974 shares issued and
       outstanding, respectively (aggregate liquidation
       preference $1,400,000 in 2000)                                          --               90
     Common stock 20,000,000 shares authorized,
       $.001 par value; 3,339,016 and 3,697,157 shares issued
       and outstanding, respectively                                          3,339          3,697
     Additional paid-in capital                                           3,286,059      3,377,288
     Treasury Stock                                                            (478)          --
     Unearned compensation                                                     --         (548,435)
     Accumulated deficit                                                 (3,260,440)    (1,542,033)
                                                                        --------------------------
                  Total stockholders' equity                                 28,480      1,290,607
                                                                        --------------------------
                                                                        $    44,531    $ 1,339,831
                                                                        ==========================

See accompanying notes to consolidated financial statements.


                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (A Development Stage Company)

                      Consolidated Statement of Operations
                              Years Ended March 31,
                  and Cumulative Amounts Since December 5, 1996
                   (Date of Commencement of Development Stage)


                                                                               Cumulative
                                                      2001           2000       Amounts
                                                -----------------------------------------
Revenue                                         $    72,581    $      --      $    72,581
Cost of  goods sold                                  36,822           --           36,822
                                                -----------------------------------------
     Gross profit                                    35,759           --           35,759

General and administrative expenses               1,778,073        293,236      3,315,947
                                                -----------------------------------------
         Loss from operations                    (1,742,314)      (293,236)    (3,280,188)

Other income (expense):
     Interest income                                 23,907            472         24,379
     Interest expense                                  --           (2,516)        (4,631)
                                                -----------------------------------------
         Loss before benefit for income taxes    (1,718,407)      (295,280)    (3,260,440)

Benefit for income taxes                               --             --             --
                                                -----------------------------------------
         Net loss                               $(1,718,407)   $  (295,280)   $(3,260,440)
                                                =========================================

         Loss per common share -
           basic and diluted                    $      (.51)   $      (.09)

         Weighted average shares -
           basic and diluted                      3,395,000      3,130,000


See accompanying notes to consolidated financial statements.


                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (A Development Stage Company)

                 Consolidated Statement of Stockholders' Equity
                         For the Period December 5, 1996
                   (Date of Commencement of Development Stage)
                             Through March 31, 2001

                                               Treasury Stock            Preferred Stock            Common Stock
                                            Shares        Amount       Shares       Amount       Shares        Amount
                                          -----------------------------------------------------------------------------
Balance at December 5, 1996                     --      $     --           --     $     --           --      $     --
Issuance of common stock for cash               --            --           --           --      2,175,000         2,175
Net loss from inception on December 5,
1996 through March 31, 1997                     --            --           --           --           --            --
                                          -----------------------------------------------------------------------------
Balance at March 31, 1997                       --            --           --           --      2,175,000         2,175

Common stock issued in recapitalization         --            --           --           --        462,468           463
Common stock issued for:
    Cash and services                           --            --           --           --         48,000            48
    Debt                                        --            --           --           --         83,251            83
    Services                                    --            --           --           --         42,188            42
Net loss                                        --            --           --           --           --            --
                                          -----------------------------------------------------------------------------
Balance at March 31, 1998                       --            --           --           --      2,810,907         2,811

Proceeds from stock subscription
receivable                                      --            --           --           --           --            --
Common stock issued for:
    Cash                                        --            --           --           --         22,500            22
    Debt and payables                           --            --           --           --        100,000           100
    Services                                    --            --           --           --        180,000           180
Contributed shares                           113,750          --           --           --           --            --
Treasury stock issued for cash              (113,750)         --           --           --           --            --
Net loss                                        --            --           --           --           --            --
                                          -----------------------------------------------------------------------------
Balance at March 31, 1999                       --            --           --           --      3,113,407         3,113

Common stock issued for services                --            --           --           --        596,250           597
Convertible preferred stock issued for
cash                                            --            --         89,974           90         --            --
Cancellation of common stock issued for
services                                        --            --           --           --        (12,500)          (13)
Stock compensation                              --            --           --           --           --            --
Net loss                                        --            --           --           --           --            --
                                          -----------------------------------------------------------------------------
Balance at March 31, 2000                       --      $     --         89,974   $       90    3,697,157    $    3,697
                                          -----------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (A Development Stage Company)

                 Consolidated Statement of Stockholders' Equity
                         For the Period December 5, 1996
                   (Date of Commencement of Development Stage)
                             Through March 31, 2001

                                            Treasury Stock              Preferred Stock              Common Stock
                                           Shares      Amount         Shares       Amount         Shares       Amount
                                        -------------------------------------------------------------------------------
Balance at March 31, 2000                    --     $     --          89,974    $       90     3,697,157    $    3,697
Treasury stock purchased                      500         (478)         --            --            --            --
Contributed shares                           --           --            --            --        (596,250)         (596)
Stock compensation                           --           --            --            --            --            --
Treasury stock purchased and retired         --           --            --            --      (2,011,250)       (2,011)
Conversion of preferred stock                --           --         (89,974)          (90)    2,249,359         2,249
Net loss                                     --           --            --            --            --            --
                                        -------------------------------------------------------------------------------
Balance at March 31, 2001                     500   $     (478)         --      $     --       3,339,016    $    3,339
                                        -------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (A Development Stage Company)

                 Consolidated Statement of Stockholders' Equity
                         For the Period December 5, 1996
                   (Date of Commencement of Development Stage)
                             Through March 31, 2001

                                           Additional                      Stock
                                            Paid-in        Unearned     Subscription   Accumulated
                                            Capital      Compensation    Receivable      Deficit         Total
                                          -----------------------------------------------------------------------
Balance at December 5, 1996               $      --      $      --      $      --      $      --      $      --
Issuance of common stock for cash              (2,075)          --             --             --              100
Net loss from inception on December 5,
1996 through March 31, 1997                      --             --             --              (63)           (63)
                                          -----------------------------------------------------------------------
Balance at March 31, 1997                      (2,075)          --             --              (63)            37

Common stock issued in recapitalization          (422)          --             --             --               40
Common stock issued for:
    Cash and services                         114,952           --              (25)          --          114,975
    Debt                                      199,917           --             --             --          200,000
    Services                                  101,207           --             --             --          101,250
Net loss                                         --             --             --         (351,181)      (351,181)
                                          -----------------------------------------------------------------------
Balance at March 31, 1998                     413,579           --              (25)      (351,244)        65,121

Proceeds from stock subscription
receivable                                       --             --               25           --               25
Common stock issued for:
    Cash                                      179,978           --             --             --          180,000
    Debt and payables                         299,900           --             --             --          300,000
    Services                                  364,820       (106,875)          --             --          258,125
Contributed shares                               --             --             --             --             --
Treasury stock issued for cash                227,500           --             --             --          227,500
Net loss                                         --             --             --         (895,509)      (895,509)
                                          -----------------------------------------------------------------------
Balance at March 31, 1999                   1,485,777       (106,875)          --       (1,246,753)       135,262

Common stock issued for services              547,839       (548,435)          --             --             --
Convertible preferred stock issued for
cash                                         1,399,91           --             --             --         1,400,00
Cancellation of common stock issued for
services                                      (56,238)        56,250           --             --             --
Stock compensation                               --           50,625           --             --           50,625
Net loss                                         --             --             --         (295,280)      (295,280)
                                          -----------------------------------------------------------------------
Balance at March 31, 2000                 $ 3,377,288    $  (548,435)   $      --      $(1,542,033)   $ 1,290,607
                                          -----------------------------------------------------------------------




See accompanying notes to consolidated financial statements.


                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (A Development Stage Company)

                 Consolidated Statement of Stockholders' Equity
                         For the Period December 5, 1996
                   (Date of Commencement of Development Stage)
                             Through March 31, 2001

                                         Additional                      Stock
                                           Paid-in       Unearned     Subscription  Accumulated
                                           Capital     Compensation    Receivable     Deficit         Total
                                        ----------------------------------------------------------------------
Balance at March 31, 2000               $ 3,377,288    $  (548,435)          --     $(1,542,033)   $ 1,290,607

 Treasury stock purchased                      --             --             --            --             (478)
 Contributed shares                             596           --             --            --             --
 Stock compensation                            --          548,435           --            --          548,435
 Treasury stock purchased and retired       (89,666)          --             --            --          (91,677)
 Conversion of preferred stock               (2,159)          --             --            --             --
 Net loss                                      --             --             --      (1,718,407)    (1,718,407)
                                        ----------------------------------------------------------------------
Balance at March 31, 2001               $ 3,286,059    $      --      $      --     $(3,260,440)   $    28,480
                                        ----------------------------------------------------------------------



See accompanying notes to consolidated financial statements.


                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (A Development Stage Company)

                      Consolidated Statement of Cash Flows
                       Years Ended March 31, 2001 and 2000
                  and Cumulative Amounts Since December 5, 1996
                   (Date of Commencement of Development Stage)

                                                                                        Cumulative
                                                             2001           2000         Amounts
                                                         -----------------------------------------
Cash flows from operating activities:
     Net loss                                            $(1,718,407)   $  (295,280)   $(3,260,440)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                        31,047         28,583         87,283
         Loss on sale of property and equipment               13,715           --           13,715
         Exchange of assets for services                        --            1,262          1,262
         Common stock issued for services and payables          --             --          844,375
         Stock compensation                                  548,435         50,625        599,060
         (Increase) decrease in:
              Related party receivables                         --            3,400           --
              Inventories                                   (171,613)          --         (177,223)
              Prepaid expenses                                (6,715)          --           (6,715)
              Deposits                                       (25,028)       (25,028)
              Other                                            3,045         (3,045)          --
         Increase (decrease) in:
              Accounts payable                                83,272         35,286        129,996
              Accrued liabilities                                789           --              789
                                                         -----------------------------------------
   Net cash used in operating activities                  (1,241,460)      (179,169)    (1,792,926)

Cash flows from investing activities-
     Purchases of property and equipment                     (30,314)       (21,953)      (140,064)
     Proceeds from sale of property and equipment              5,213           --            5,213
                                                         -----------------------------------------
   Net cash used in investing activities                     (25,101)       (21,953)      (134,851)

Cash flows from financing activities:
     Purchase of treasury stock                                 (478)          --             (478)
     Payments on related party notes payable                  (2,500)       (12,000)       (21,000)
     Proceeds from related party notes payable                  --            2,500         36,000
     Issuance of convertible preferred stock                    --        1,400,000      1,400,000
     Issuance of common stock                                   --             --          295,115
     Issuance of treasury stock                                 --             --          227,500
     Proceeds from stock subscription receivable                --             --               25
                                                         -----------------------------------------
   Net cash (used in) provided by financing activities        (2,978)     1,390,500      1,937,162

                                                         -----------------------------------------
Net (decrease) increase in cash                           (1,269,539)     1,189,378          9,385
Cash, beginning of period                                  1,278,924         89,546           --
                                                         -----------------------------------------
Cash, end of period                                      $     9,385    $ 1,278,924    $     9,385
                                                         =========================================

See accompanying notes to consolidated financial statements.

                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (A Development Stage Company)

                   Notes to consolidated Financial Statements
                             March 31, 2001 and 2000

1.   Organization and Significant Accounting Policies

Organization and Nature of Activities
Lucas Educational Systems, Inc. (formerly Mirador Equity Partners, Ltd.) (Lucas) was incorporated in the state of Delaware on June 11, 1992. Lucas' vision was to change the way people learn through Learning That Lasts TM. Its mission was to gain recognition as the nation's leading authority and largest provider of memory training techniques and related educational products. In February 2001 the Board of Directors of the company resolved that the company maximize its value by ceasing current business strategies and pursuing a merger candidate that might value the public entity. All employees were terminated, Mr. Lucas resigned from the Board and the remaining Board members proceeded to focus their efforts to maximize the residual value of the public entity.


Principles of Consolidation
The consolidated financial statements include the financial statements of Lucas and its wholly owned subsidiary Lucas Educational Systems, Inc. (A Nevada corporation), collectively, the company. All significant intercompany balances and transactions have been eliminated.


Development Stage Company
Effective December 5, 1996, the Company is considered a development stage company as defined in SFAS No. 7. The Company has, at the present time, not had significant revenues, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.


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


Property and Equipment
Property and equipment are recorded at cost, less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or terms of the lease. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in the statement of operations.

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


Revenue Recognition
The company recognized revenue according to Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements. Accordingly, revenue is recognized when a sales order has been placed, the price is fixed and determinable, the order is shipped, collection is reasonably assured and the company has no significant obligations remaining.


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

The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents, that would arise from the exercise of stock options outstanding, using the treasury stock method and the average market price per share during the year. At March 31, 2001 and 2000, options to purchase 0 and 7,910,000 shares of common stock, respectively, were outstanding, but were not included in the diluted loss per share calculation because the effect would have been antidilutive.


2.       Going Concern

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As of March 31, 2001 and for the year then ended, the company had an accumulated deficit, negative cash flows from operations and suffered a substantial loss. These conditions raise substantial doubt about the ability of the company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management has ceased current business strategies and is pursuing a merger candidate in order to maximize the residual value of the public entity. However, there is no assurance they will be successful.

3.       Property And Equipment

Property and equipment consist of the following:

                                                           March 31,
                                                   2001                 2000
                                            -----------------------------------
Furniture and fixtures                      $       --           $        4,104
Leasehold improvements                              --                   11,070
Vehicles                                            --                   37,382
Master videos                                       --                   13,577
Computer equipment                                4,098                  41,801
                                            -----------------------------------
                                                  4,098                 107,934

Accumulated depreciation and amortization          (695)                (55,682)
                                            -----------------------------------

                                            $     3,403          $       52,252
                                            ===================================


4.       Income Taxes

The benefit for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to loss before benefit for income taxes for the following reasons:

                                              Year Ended
                                               March 31,
                                      ------------------------      Cumulative
                                          2001         2000           Amounts
                                      -----------------------------------------
Income tax benefit at statutory rate  $   607,000  $   100,000     $  1,124,000
Change in valuation allowance            (607,000)    (100,000)      (1,124,000)
                                      -----------------------------------------
                                      $     --     $      --       $       --
                                      =========================================


Deferred tax assets are comprised of the following:

                                                         March 31,
                                                   2000              2000
                                             -----------------------------------
Net operating loss carryforwards             $   1,131,000         $     524,000
Valuation allowance                            (1,131,000)             (524,000)
                                             -----------------------------------
                                             $       -             $       -
                                             ===================================


At March 31, 2001, the Company had net operating loss carryforwards of approximately $3,326,000. These carryforwards are available to offset future taxable income and begin to expire in 2017. The amount of the loss carryforwards which may be used is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of substantial changes in ownership of the company.

A valuation allowance has been established that offsets the net deferred tax asset because there is uncertainty surrounding its ultimate realization. The uncertainty is caused by the company's recurring losses and the annual limits referred to above.

5.   Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes are as follows:

                                           Year Ended
                                            March 31,
                                   --------------------------         Cumulative
                                      2001            2000             Amounts
                                   ---------------------------------------------

Interest                           $     -           $  2,516         $  4,631
                                   ---------------------------------------------

Income taxes                       $    1,655        $   -            $  1,655
                                   ---------------------------------------------


Non-cash investing and financing activities:
During the year ended March 31, 2001:
o 89,974 shares of preferred stock were converted into 2,249,359 shares of common stock.
o The company acquired 2,011,250 shares of common stock and eliminated payables of $114,734 in exchange for inventory of $177,223 and property and equipment with a net book value of $29,188.
o         The company retired treasury stock totaling $91,677.


6.   Capital Stock

Common Stock
The company has established one series of common stock with a par value of $.001 and a total of 20,000,000 authorized shares.

Series A Preferred Stock
On March 1, 2000, the company established a series of voting, convertible preferred shares designated as Series A Convertible Preferred Stock, consisting of 90,000 shares with a $.001 par value. On March 24, 2000 the company issued 89,974 shares to a group of accredited investors. On March 24, 2001, in accordance with the rights and privileges attached to the Series A Convertible Preferred Stock, the preferred stock converted to common stock.

Reverse Stock Split
On July 31, 2000, the company effected a one-for-four reverse stock split. All share and per share amounts have been restated to reflect the split as though it was effective as of December 5, 1996 (date of commencement of development stage).

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

Information regarding the stock options is summarized below:


                                                                      Weighted
                                                          Number      Average
                                                            Of        Exercise
                                                          Options      Price
                                                       ------------------------
       Outstanding at April 1, 1998                          --        $   --
         Granted                                          625,000           .43
         Exercised                                       (600,000)          .38
                                                       ------------------------

       Outstanding at March 31, 1999                       25,000         1.50
         Granted                                        7,910,000          .08
         Forfeited                                        (25,000)         1.50
                                                       ------------------------

       Outstanding at March 31, 2000                     7,910,000          .08
         Granted                                            60,000          .50
         Forfeited                                      (7,970,000)         .08
                                                       ------------------------

       Outstanding at March 31, 2001                         --        $   --
                                                       ========================


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


8.   Related Party Transactions

At March 31, 2000, related party note payable of $2,500 consists of an unsecured non-interest bearing demand note payable to a shareholder. During the year ended March 31, 2001 this note was paid off. In addition, net revenues for 2001 include $8,740 of sales to an officer/shareholder.

In addition, the Company had a licensing and royalty agreement with an officer/shareholder. On August 13, 1997, the company entered into a 99 year license agreement with an officer/shareholder for exclusive worldwide rights to develop and sell products based on their training system. On March 22, 2000 the agreement was expanded to include the option to acquire certain items previously excluded. In exchange for these rights the company agreed to pay royalties totaling 8% of the gross receipts on applicable sales. In addition, under the agreement the officer/shareholder also has, under certain limited conditions, rights to purchase inventory from the company at cost plus 25%. On February 28, 2001 this agreement was terminated by mutual agreement of all parties.

9.    Commitments

Operating Lease
The company was obligated under a noncancellable operating lease for a telephone system. Upon winding down the operations, the telephone system was returned to the lessor. However, the lease was never cancelled. It is unknown whether the lessor will take further action. Future minimum lease payments were as follows at March 31, 2001:

                          Year                   Amount
                          ----                  --------
                          2002                  $  2,163
                          2003                     2,163
                          2004                     2,163
                          2005                     2,163
                          2006                       180
                                                --------

                                                $  8,832
                                                ========


10.   Fair Value of Financial Instruments

The Company's financial instruments consist of cash and payables. The carrying amount of cash and payables approximates fair value because of the short-term nature of these items.


11.  Recent Accounting Pronouncements

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

SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and extinguishments of Liabilities, was issued in September 2000. SFAS No. 140 is a replacement of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Most of the provisions of SFAS No. 125 were carried forward to SFAS No. 140 without reconsideration by the Financial Accounting Standards Board (FASB), and some were changed only in minor ways. In issuing SFAS No. 140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS No. 125. SFAS No. 140 is effective for transfers after March 31, 2001. Management does not expect the adoption of SFAS No. 140 to have a significant impact on the financial position or results of operations of the company.

Item 8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
         -----------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

           Not applicable.


                                    PART III

Item 9.  DIRECTORS,   EXECUTIVE   OFFICERS,  PROMOTERS   AND  CONTROL  PERSONS;
         -----------------------------------------------------------------------
         COMPLIANCE WITH 16(A) OF TH EXCHANGE ACT
         ----------------------------------------

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of the Company's common stock must report their initial ownership of the common stock and any changes in that ownership to the Securities and Exchange Commission. The Securities and Exchange Commission has designated specific due dates for these reports and the company must identify in this Proxy Statement those persons who did not file these reports when due. Based on its review of the reports filed with the Securities and Exchange Commission and written representations of its directors and executive officers, the Company believes, except as follows, that all persons subject to reporting filed the required reports on time during the year ended March 31, 2001.

Directors and Executive Officers
--------------------------------

Name                   Age     Position with Company
----                   ---     ---------------------

Jeffrey R. Gullo        38     Chairman, President, Director and Chief Executive
                               Officer
J. D. Young             42     Director
Steven R. Crowell       47     Chief Financial Officer and Secretary

     Jeffrey R. Gullo, Chairman since March 1, 2001, President since 2000 and consultant since late 1999. Prior to consulting with the company, Mr. Gullo was a Senior Vice President with United Dental Care, Inc. He had previously spent six years with Arthur Andersen & Co. as a Senior Manager specializing in business process re-engineering and information systems integration. Mr. Gullo's employment was terminated on February 28, 2001. He now serves the company on a contractual basis at the discretion of the Board of Directors.

     J. D. Young, Director since 2000. Since retiring from Oracle Corporation in 1997, Mr. Young has been an Independent Investor. He was a sales executive while with Oracle.

     Steven R. Crowell, Chief Financial Officer since 2000. From 1998 to 2000 Mr. Crowell was Chief Financial Officer with Integrated Software Solutions, Inc. Previously he was Vice President - Treasurer for TIG Insurance Company. Mr. Crowell's employment was terminated on February 28, 2001. He now serves the company on a contractual basis at the discretion of the Board of Directors.

Directors serve for a term of one year or until their successors are elected and qualified. Directors do not receive cash compensation for serving as such.

Executive officers are appointed by and serve at the will of the Board of Directors. There are no family relationships between or among any of the directors or executive officers of the company.


Item 10. EXECUTIVE COMPENSATION
         ----------------------

Executive Compensation

The  following  summary   compensation  table  sets  forth  certain  information
regarding compensation paid during each of the fiscal years ended March 31, 2001 and 2000, to the persons serving as the company's  chief  executive  officer and each executive officer.

                               Annual Compensation
                               -------------------   Restricted   Securities       All
Name and                       Fiscal                   Stock     Underlying      Other
Principal Position             Year        Salary      Awards       Options    Compensation
------------------             ----        ------      ------       -------    ------------
Jeffrey R. Gullo               2001       $262,400       -0-          -0-         $-0-
President and CEO              2000       $ -0-       2,385,000    5,430,000      $-0-

Steven R. Crowell              2001       $113,333       -0-          -0-         $-0-
CFO, Secretary and Treasurer


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

The following table sets forth certain information concerning beneficial ownership of the company's common stock as of April 30, 2001, by (i) each person who is known to us to own beneficially more than five percent of the outstanding shares of common stock, (ii) each director and executive officer of the company and (iii) all directors and executive officers as a group.

       Name and Address of                                      Percent of
        Beneficial Owner                 Number of Shares     Voting Control
      ----------------------------------------------------------------------

      J. D. Young                          1,451,509              43.5%
      17950 Preston Rd., Ste. 912
      Dallas, Texas 75252

      The John J. Gullo 1994 Trust           321,337               9.6%
      5504 Weatherby Lane
      Plano, Texas  75093

      Directors and executive              1,451,509              43.5%
      officers as a group
      (1 person)

----------------------


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------


Substantially all of the company's intellectual property used in its products was held under a Licensing and Royalty Agreement (the "License") with Jerry and Cheryl Lucas that provided for the Lucases to retain ownership of all intellectual property previously developed by them and the license of certain products in exchange for 8% of the sales price as defined. When the company ceased operations in February 2001, the License was terminated and all rights therein reverted to Mr. and Mrs. Lucas.


The company leased its 1,200 square foot product development facility from Cheryl Lucas on a month-to-month rental basis for monthly rent of $1,200 until February 28, 2001.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

         (a) Exhibits

                          Exhibit
                          Number            Description of Exhibits
                          -----------------------------------------


               *           2        Agreement  and  Plan  of  Reorganization and
                                    exhibits thereto
               **          3.1.1    Certificate of Incorporation
               **          3.1.2    Certificate  of Amendment  to Certificate of
                                    Incorporation
               ***         3.1.3    Certificate  of   Designations,  Preferences
                                    and Rights of Series A Convertible
                                    Preferred Stock
               **          3.2      Bylaws
               **          10.1     Licensing and Royalty Agreement
               ***         10.2     Amendment to Licensing and Royalty Agreement
               ***         10.3.1   Employment Agreement with Jeffrey R. Gullo
               ***         10.3.2   Employment Agreement with Jerry R. Lucas
               ****        10.3.3   Employment Agreement with Steven R. Crowell
               ***         10.4.1   2000 Employee Stock Option Plan
               ***         10.4.2   2000 Executive Stock Incentive Plan
               *****       21.1     Subsidiaries of the company


------------------------------------

*        Incorporated by reference to company's Form 8-K dated November 11, 1997
** Incorporated by reference to the company's Form 10-KSB for the year ended March 31, 1999
***      Incorporated by reference to company's Form 8-K dated April 5, 2000
**** Incorporated by reference to company's Form 10-KSB for the year ended March 31, 2000
*****    Filed herewith

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

         A Form 8-K was filed on March 8, 2001 disclosing that on February 28, 2001 the Board of Directors of the company had resolved the company maximize its value by ceasing current operations and pursue a merger candidate. Further, Mr. Lucas had resigned from the Board, all employees had been terminated and the Board would proceed to wind down operations.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of June 2001.

                                        LUCAS EDUCATIONAL SYSTEMS, INC.




                                        By:    /s/ Jeffrey R. Gullo
                                           -------------------------------------
                                           Jeffrey R. Gullo
                                           Chief Executive Officer and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

         Name                          Office                           Date
         ----                          ------                           ----

/s/ Jeffrey R. Gullo       Chairman, Chief Executive Officer       June 15, 2001
-----------------------    and Director (Principal
Jeffrey R. Gullo           Executive Officer)


/s/ J.D. Young             Director                                June 15, 2001
-----------------------
J. D. Young

/s/ Steven R. Crowell      Chief Financial Officer                 June 15, 2001
-----------------------    (Principal Financial
Steven R. Crowell          Officer and Principal
                           Accounting Officer)