Form 10QSB
period 2001-06-30
LUCAS EDUCATIONAL SYSTEMS INC
filed 2001-08-14
CIK 925663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
  XX         QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d) OF THE  SECURITIES
---------    EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001

             TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
---------    1934


                  For the transition period from _____________ to _____________

--------------------------------------------------------------------------------


                         Commission File Number: 0-24374
                                                 -------

                        Lucas Educational Systems, Inc.
       (Exact name of small business issuer as specified in its charter)

       Delaware                                                 62-1690722
------------------------                                 -----------------------
(State of incorporation)                                (IRS Employer ID Number)

               2591 Dallas Parkway, Suite 102, Frisco, Texas 75034
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (469) 633-0100
                                 --------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 7, 2001: 3,339,016
                                                   -----------------------------

Transitional Small Business Disclosure Format (check one):    YES    NO X
                                                                 ---   ---

                         Lucas Educational Systems, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2001

                                Table of Contents


                                                                          Page
Part I - Financial Information

   Item 1  Financial Statements                                             3

   Item 2  Management's Discussion and Analysis or Plan of Operation       11


Part II - Other Information

   Item 5  Other Information                                               12

   Item 6  Exhibits and Reports on Form 8-K                                12


Signatures                                                                 13

Item 1 - Part 1 - Financial Statements


                         Lucas Educational Systems, Inc.
                          (a development stage company)
                           Consolidated Balance Sheets
                             June 30, 2001 and 2000

                                   (Unaudited)

                                                       June 30,       June 30,
                                                         2001           2000
                                                     -----------    -----------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                          $        61    $   960,613
   Amounts receivable from related parties                  --            4,039
   Inventory                                                --            5,610
   Prepaid expenses                                        2,019         18,319
                                                     -----------    -----------
     Total Current Assets                                  2,080        988,581
                                                     -----------    -----------

Property and Equipment - At cost
   net of Accumulated Depreciation                          --           68,416
                                                     -----------    -----------

Other Assets
   Restricted cash                                          --           50,000
   Other                                                    --           16,873
                                                     -----------    -----------
     Total Other Assets                                     --           66,873
                                                     -----------    -----------

Total Assets                                         $     2,080    $ 1,123,870
                                                     ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Accounts payable - trade                          $     5,344    $      --
                                                     -----------    -----------

Commitments and Contingencies

Shareholders' Equity Preferred stock - $0.001 par value
     1,000,000 shares authorized;
     89,974 shares issued and outstanding                   --               90
   Common stock - $0.001 par value
     20,000,000 shares authorized
     3,339,016 and 3,697,157 shares
     issued and outstanding, respectively                  3,339          3,697
   Additional paid-in capital                          3,286,059      3,377,288
   Unearned compensation                                    --         (548,435)
   Deficit accumulated during the development stage   (3,286,840)    (1,714,114)
                                                     -----------    -----------
                                                           2,558      1,118,526
   Treasury stock (500 shares at cost)                      (478)          --
                                                     -----------    -----------
     Total shareholders' equity                            2,080      1,118,526
                                                     -----------    -----------

Total Liabilities and Shareholders' Equity           $     2,080    $ 1,123,870
                                                     ===========    ===========


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               3




                         Lucas Educational Systems, Inc.
                          (a development stage company)
                    Consolidated Statements of Operations and
                     Comprehensive Income Three months ended
                             June 30, 2001 and 2000
    Period from December 5, 1996 (date of commencement of development stage)
                              through June 30, 2001

                                   (Unaudited)

                                                                            Period from
                                          Three months    Three months    December 5, 1996
                                              ended            ended          through
                                         June 30, 2001    June 30, 2000    June 30, 2001
                                         -------------    -------------    -------------

Revenues                                 $        --      $        --      $      72,581

Cost of Goods Sold                                --               --             36,822
                                         -------------    -------------    -------------

Gross Profit                                      --               --             35,759
                                         -------------    -------------    -------------

Operating expenses
   General and administrative expenses          28,360          180,007        3,344,307
                                         -------------    -------------    -------------

Loss from Operations                           (28,360)        (180,007)      (3,308,548)

Other income
   Interest income                               1,960            7,926           26,339
   Interest expense                               --               --             (4,631)
                                         -------------    -------------    -------------

Loss before provision for income taxes         (26,400)        (172,081)      (3,286,840)

Provision for income taxes (benefit)              --               --               --
                                         -------------    -------------    -------------

Net Loss                                       (26,400)        (172,081)      (3,286,840)

Other comprehensive income                        --               --               --
                                         -------------    -------------    -------------

Comprehensive Income                     $      (26,399)  $    (172,081)   $  (3,286,840)
                                         =============    =============    =============

Loss per weighted-average share of
   common stock outstanding,
   computed on Net Loss - basic
   and fully diluted                     $       (0.01)   $       (0.05)
                                         =============    =============

Weighted-average number of shares
   of common stock outstanding               3,339,016        3,697,157
                                         =============    =============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               4



                         Lucas Educational Systems, Inc.
                          (a development stage company)
                      Consolidated Statements of Cash Flows
                    Three months ended June 30, 2001 and 2000
    Period from December 5, 1996 (date of commencement of development stage)
                              through June 30, 2001

                                                    (Unaudited)

                                                                                          Period from
                                                       Three months     Three months    December 5, 1996
                                                           ended            ended           through
                                                       June 30, 2001    June 30, 2000    June 30, 2001
                                                       -------------    -------------    -------------

Cash Flows from Operating Activities
   Net Loss                                            $     (26,400)   $    (172,081)   $  (3,286,840)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                            --              8,053           87,283
       Loss on sale of property and equipment                   --               --             13,715
       Exchange of assets for services                         3,403             --              4,665
       Common stock issued for services and payables            --               --            844,375
       Stock compensation                                       --               --            599,060
       (Increase) Decrease in
         Related party receivables                              --             (4,039)            --
         Inventories                                            --               --           (177,223)
         Prepaid expenses and other                           29,724          (82,147)          (2,019)
       Increase (Decrease) in
         Accounts payable and accrued liabilities            (16,051)         (41,380)         114,734
                                                       -------------    -------------    -------------

Net cash used in operating activities                         (9,324)        (291,594)      (1,802,250)
                                                       -------------    -------------    -------------

Cash Flows from Investing Activities
   Purchases of property and equipment                          --            (24,217)        (140,064)
   Proceeds from sale of property and equipment                 --               --              5,213
                                                       -------------    -------------    -------------

Net cash used in investing activities                           --            (24,217)        (134,851)
                                                       -------------    -------------    -------------

Cash Flows from Financing Activities
   Proceeds on related party notes payable                      --               --             36,000
   Payments on related party notes payable                      --             (2,500)         (21,000)
   Proceeds from sale of convertible preferred stock            --               --          1,400,000
   Proceeds from sale of common stock                           --               --            295,115
   Purchase of treasury stock                                   --               --               (478)
   Proceeds from sale of treasury stock                         --               --            227,500
   Proceeds from stock subscription receivable                  --               --                 25
                                                       -------------    -------------    -------------

Net cash provided by financing activities                       --               --          1,937,162
                                                       -------------    -------------    -------------

Increase (Decrease) in Cash and Cash Equivalents              (9,324)        (318,311)              61

Cash and cash equivalents at beginning of period               9,365        1,278,924             --
                                                       -------------    -------------    -------------

Cash and cash equivalents at end of period             $          61    $     960,613    $          61
                                                       =============    =============    =============

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               5

                         Lucas Educational Systems, Inc.
                          (a development stage company)

                   Notes to Consolidated Financial Statements


Note A - Organization and Description of Business

Lucas  Educational  Systems,  Inc.  (Company) was  incorporated on June 11, 1992 under the laws of the State of Delaware. The Company's initial business operations, which commenced on December 5, 1996, was to change the way people learn through Learning That Lasts(TM). It's mission was to gain recognition as the Nation's leading authority and largest provider of memory training techniques and related educational products.

In February 2001, the Company's Board of Directors resolved to cease all operations related to educational activities and to pursue either the merger with or acquisition of an unrelated operating entity to enhance the value of the public entity. As of March 31, 2001, the Company had ceased all operations, terminated all employees and began to settle the remaining accounts of the Company. As of June 30, 2001, the Company had only nominal assets and liabilities and no business operations.

The Company's business plan was never fully implemented or operational and, accordingly, has never fully commenced operations. Accordingly, the Company is considered to be in the development stage.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended March 31, 2001. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending March 31, 2002.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

The financial statements include the amounts of both Lucas Educational Systems, Inc. and its wholly-owned subsidiary, Lucas Educational Systems, Inc. (a Nevada corporation). All significant intercompany amounts have been eliminated in consolidation. The consolidated entity is referred to as Company.


Note B - Going Concern Uncertainty

Due to the lack of sustaining operations from inception, the Company has generated no significant operating revenues and has incurred cumulative cash losses of approximately $1,800,000.

The Company is fully dependent either future sales of securities or upon its current management and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase.

                         Lucas Educational Systems, Inc.
                          (a development stage company)

             Notes to Consolidated Financial Statements - Continued


Note B - Going Concern Uncertainty - Continued

There is no assurance that the Company will be able to obtain additional funding through the sales of additional securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding.


Note C - Summary of Significant Accounting Policies

1.   Cash and cash equivalents
     -------------------------

     The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

     Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company's cash management policies.

2.   Inventory
     ---------

     Inventory consists of books and educational materials held for resale and are stated at the lower of cost or market using the first-in, first-out
     (FIFO) method.

3.   Property and equipment
     ----------------------

     Property and equipment was listed at cost, less accumulated depreciation. Depreciation was computed using the straight-line method over the estimated useful lives of the assets or term of the affiliated lease agreement. Expenditures for maintenance and repairs are charged to operations when incurred and betterments with affect future periods are capitalized. Gains or losses on the disposition of property and equipment are recognized in the accompanying financial statements on the date of occurrence.

4.   Organization costs
     ------------------

     Organization costs, incurred at the initial capitalization of the Company, were amortized over a sixty (60) month period using the straight-line method.

5.   Income taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2001 and 2000, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                         Lucas Educational Systems, Inc.
                          (a development stage company)

             Notes to Consolidated Financial Statements - Continued


Note C - Summary of Significant Accounting Policies - Continued

5.   Income Taxes - continued
     ------------

     As of June 30, 2001, the Company has only nominal net operating loss carryforwards as a result of the July 2001 change in control. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods in the event of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

6.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2001, the Company has no outstanding warrants and options issued and outstanding.

7.   Revenue Recognition
     -------------------

     Revenue is recognized by the Company at the point at which an order is shipped at a fixed price, collection is reasonably assured and the Company has no remaining performance obligations.

8.   Advertising expenses
     --------------------

     Advertising costs are charged to operations at the point that the expenses are incurred.

9.   Product development costs
     -------------------------

     Product development costs are charged to operations in the period in which the expenses are incurred.


Note D - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.


Note E - Concentrations of Credit Risk

In prior periods, the Company maintained cash balances in financial institutions which were in excess of federally insured limits. The Company experienced no loss from any of these exposures.

                         Lucas Educational Systems, Inc.
                          (a development stage company)

             Notes to Consolidated Financial Statements - Continued


Note F - Income Taxes

The components of income tax (benefit) expense for the six months ended June 30, 2000 and 2000, respectively, are as follows:

                                                           June 30,    June 30,
                                                            2001        2000
                                                           --------    --------
     Federal:
       Current                                             $   --      $    --
       Deferred                                                --           --
                                                           --------    --------
                                                               --           --
                                                           --------    --------
     State:
       Current                                                 --           --
       Deferred                                                --           --
                                                           --------    --------
                                                               --           --
                                                           --------    --------

       Total                                               $   --      $   --
                                                           ========    ========

As of June 30, 2001, as a result of a July 2001 change in control, the Company has a nominal net operating loss carryforward to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2021. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the six months ended June 30, 2001 and 2000, respectively, are as follows:

                                                           June 30,    June 30,
                                                            2001        2000
                                                           --------    --------
Statutory rate applied to income before income taxes       $  9,000    $ 58,500
Increase (decrease) in income taxes resulting from:
     State income taxes                                        --          --
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward    (9,000)    (58,500)
                                                           --------    --------

       Income tax expense                                  $   --      $   --
                                                           ========    ========

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2001 and 2000, respectively:

                                                           June 30,    June 30,
                                                            2001        2000
                                                          ---------   ---------
      Deferred tax assets
        Net operating loss carryforwards                  $    --     $ 583,000
        Less valuation allowance                               --      (583,000)
                                                          ---------   ---------

      Net Deferred Tax Asset                              $    --     $    --
                                                          =========   =========

                         Lucas Educational Systems, Inc.
                          (a development stage company)

             Notes to Consolidated Financial Statements - Continued


Note G - Common Stock Transactions

Reverse Stock Split
-------------------

On July 29, 2000, the Stockholders approved a one-for-four reverse stock split. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

Series A Preferred Stock
------------------------

On March 1, 2000, the Company established a series of voting, convertible preferred stock designated as "Series A Preferred Stock", consisting of 90,000 shares with stated par value of $0.001 per share. On March 24, 2000, the Company issued an aggregate 89,974 shares of Series A Preferred Stock to accredited investors. On March 24, 2001, in accordance with the rights and privileges attached to the Series A Preferred Stock, the holders converted 100.0% of the issued and outstanding Series A Preferred Stock into Common Stock.

Stock Option Plans
------------------

As of June 30, 2001, all outstanding stock options plans, and grants thereunder, have been terminated and the Company has no continuing obligations under any of these arrangements.


Note H - Commitments

In prior periods, the Company was obligated under a long-term, non-cancellable operating lease agreement for telephone equipment. In the course of winding down operations, all equipment was returned to the lessor; however, the lease document was never formally cancelled. As of the date of this filing, the lessor has taken no action with regard to the lease agreement. The future non-cancellable lease payments remaining at the time all equipment was returned to the lessor was approximately $8,800.




                (Remainder of this page left blank intentionally)

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)  Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.


(2)  General comments

Lucas  Educational  Systems,  Inc.  (Company) was  incorporated on June 11, 1992 under the laws of the State of Delaware. The Company's initial business operations, which commenced on December 5, 1996, was to change the way people learn through Learning That Lasts(TM). It's mission was to gain recognition as the Nation's leading authority and largest provider of memory training techniques and related educational products.

In February 2001, the Company's Board of Directors resolved to cease all operations related to educational activities and to pursue either the merger with or acquisition of an unrelated operating entity to enhance the value of the public entity. As of March 31, 2001, the Company had ceased all operations, terminated all employees and began to settle the remaining accounts of the Company. As of June 30, 2001, the Company had only nominal assets and liabilities and no business operations.

Due to the lack of sustaining operations from inception, the Company has generated no significant operating revenues and has incurred cumulative cash losses of approximately $1,800,000. Accordingly, the Company may be dependent in future periods upon its current management and/or significant stockholders to provide additional working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant stockholders to provide sufficient working capital, if necessary, to support and preserve the integrity of the corporate entity; however, there is no legal requirement


(3)  Results of Operations, Plan of Operation, Liquidity and Capital Resources

In February 2001, the Company's Board of Directors resolved to cease all operations related to educational activities and to pursue either the merger with or acquisition of an unrelated operating entity to enhance the value of the public entity. As of March 31, 2001, the Company had ceased all operations, terminated all employees and began to settle the remaining accounts of the Company. As of June 30, 2001, the Company had only nominal assets, no liabilities and no business operations.

During the quarter ended June 30, 2001, the Company incurred general and administrative expenses, principally related to the winding down of operations, settlement of accounts payable and complying with the Regulatory financial reporting requirements of approximately $26,400, or a net loss per share of approximately $(0.01) per share.

During the quarter ended June 30, 2000, the Company incurred a net loss or approximately $172,000, or a net loss per share of approximately $(0.05). This loss was incurred as a result of the Company's amplification of its then focus on development of product and increased activity to establish marketing and distribution channels.

The Company is currently dependent upon funds advanced or loaned by the Company's directors and officers. The Company's officers and directors have no formal commitments or arrangements to advance or loan funds to the Company. In such a restricted cash flow scenario, the Company would be unable to complete any business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may be dormant during the next twelve months, or until such time as necessary funds are available to the Company.


Part II - Other Information

Item 5 - Other Information

     On August 13, 2001, the Company's Board of Directors made a decision to terminate the services of its independent certified public accounting firm, Tanner + Co of Salt Lake City, Utah (Tanner). The termination of Tanner resulted from a business decision made by management of the Company, in conjunction with the July 2001 change in control, that it would be in the best interests of the Company to engage the services of an independent accountant which has a current relationship with other companies associated with the Company's management. As of August 14, 2001, the Company has notified Tanner of the Board's decision and is awaiting an acknowledgment from Tanner regarding Tanner's termination.

     Accordingly, management of the Company believes that during the period through the date of dismissal, there were no disagreements or reportable events with Tanner as described in Items 304(a)(1)(iv) and (v) of Regulation S-B, including any disagreements with Tanner which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Tanner, would have caused Tanner to make reference to the subject matter of the disagreements in connection with its reports.

     The latest audit report of Tanner, dated June 11, 2001, included the following language: "The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, there is substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to that matter are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."

     On August 13, 2001, the Board of Directors of the Company approved and authorized the engagement of S. W. Hatfield, CPA of Dallas, Texas as the independent certified public accountant for the Company.


Item 6 - Exhibits and Reports on Form 8-K

   Exhibits
     16.1 Letter from Tanner + Co., Certified Public Accountants (to be filed by amendment)

   Reports on Form 8-K
     July 19, 2001  Reporting the acquisition of approximately  1,687,178 shares of issued and common stock, constituting approximately 50.5% of the total issued and outstanding common stock by Halter Capital Corporation from J. D. Young, Mark C. Milgrom Living Trust UYA 11/13/1996 and Mike & Margaret Herbuin as Joint Tenants.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Lucas Educational Systems, Inc.

August  14 , 2001                                  /s/ Kevin B. Halter
       ----                                      ---------------------
                                                 Kevin B. Halter
                                                 President, Director and
                                                 Chief Accounting Officer