Form 10QSB
period 2001-09-30
LUCAS EDUCATIONAL SYSTEMS INC
filed 2001-11-09
CIK 925663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
----------      EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 2001

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE  ACT
----------      OF 1934

                      For the transition period from ___________ to __________

--------------------------------------------------------------------------------


                         Commission File Number: 0-24374
                                                 -------

                         Lucas Educational Systems, Inc.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                          62-1690722
-----------------------------                      -----------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 8, 2001: 3,339,016
                                          ---------------------------

Transitional Small Business Disclosure Format (check one):   YES     NO X
                                                                 ---   ---

                         Lucas Educational Systems, Inc.

              Form 10-QSB for the Quarter ended September 30, 2001

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

   Item 1  Financial Statements                                               3

   Item 2  Management's Discussion and Analysis or Plan of Operation         11


Part II - Other Information

   Item 6  Exhibits and Reports on Form 8-K                                  13


Signatures                                                                   13


Item 1 - Part 1 - Financial Statements

                         Lucas Educational Systems, Inc.
                          (a development stage company)
                           Consolidated Balance Sheets
                           September 30, 2001 and 2000

                                   (Unaudited)
                                                             September 30,    September 30,
                                                                  2001             2000
                                                             -------------    -------------
                                     ASSETS
                                     ------
Current Assets
   Cash in bank                                               $       719      $   666,187
   Inventory                                                         --            142,153
   Prepaid expenses                                                  --              7,820
                                                              -----------      -----------
     Total Current Assets                                             719          816,160
                                                              -----------      -----------

Property and Equipment - At cost
   net of Accumulated Depreciation                                   --             62,743
                                                              -----------      -----------

Other Assets
   Restricted cash                                                   --             50,000
   Other                                                             --             30,452
                                                              -----------      -----------
     Total Other Assets                                              --             80,452
                                                              -----------      -----------

Total Assets                                                  $       719      $   959,355
                                                              ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Accounts payable - trade                                   $     1,000      $   109,738
   Other accrued liabilities                                         --                929
   Due to affiliates                                                1,496              929
                                                              -----------      -----------
     Total Current Liabilities                                      2,496          110,667
                                                              -----------      -----------

Commitments and Contingencies

Shareholders' Equity
   Preferred stock - $0.001 par value
     1,000,000 shares authorized;
     89,974 shares issued and outstanding                            --                 90
   Common stock - $0.001 par value
     20,000,000 shares authorized
     3,339,016 and 3,697,157 shares
     issued and outstanding, respectively                           3,339            3,697
   Additional paid-in capital                                   3,286,059        3,377,288
   Deficit accumulated during the development stage            (3,290,696)      (2,532,202)
                                                              -----------      -----------
                                                                   (1,299)         848,873
   Treasury stock (500 shares at cost)                               (478)            (478)
                                                              -----------      -----------
     Total shareholders' equity                                       719          848,688
                                                              -----------      -----------

Total Liabilities and Shareholders' Equity                    $       719      $   959,355
                                                              ===========      ===========


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                         Lucas Educational Systems, Inc.
                          (a development stage company)
         Consolidated Statements of Operations and Comprehensive Income
             Six and Three months ended September 30, 2001 and 2000
             Period from December 5, 1996 (date of commencement of
                 development stage) through September 30, 2001

                                   (Unaudited)
                                                                                                 Period from
                               Six months       Six months     Three months     Three months   December 5, 1996
                                 ended            ended            ended            ended           through
                             September 30,    September 30,    September 30,    September 30,    September 30,
                                  2001             2000             2001             2000             2001
                             -------------    -------------    -------------    -------------    -------------
Revenues                      $      --        $     7,008      $      --        $      --        $    72,581

Cost of Goods Sold                   --              3,543             --               --             36,822
                              -----------      -----------      -----------      -----------      -----------

Gross Profit                         --              3,465             --               --             35,759
                              -----------      -----------      -----------      -----------      -----------

Operating expenses
   General and
   administrative expenses         32,216        1,009,601            3,857          826,129        3,348,163
                              -----------      -----------      -----------      -----------      -----------

Loss from Operations              (32,216)      (1,006,136)          (3,857)        (826,129)      (3,312,404)

Other income
   Interest income                  1,960           15,967             --              8,041           26,339
   Interest expense                  --               --               --               --             (4,631)
                              -----------      -----------      -----------      -----------      -----------

Loss before provision
   for income taxes               (30,256)        (990,169)          (3,857)        (818,088)      (3,290,696)

Provision for
   income taxes (benefit)            --               --               --               --               --
                              -----------      -----------      -----------      -----------      -----------

Net Loss                          (30,256)        (990,169)          (3,857)        (818,088)      (3,290,696)

Other comprehensive
   income                            --               --               --               --               --
                              -----------      -----------      -----------      -----------      -----------

Comprehensive Income          $   (30,256)     $  (990,169)     $    (3,857)     $  (818,088)     $(3,290,696)
                              ===========      ===========      ===========      ===========      ===========

Loss per weighted-average
   share of common stock
   outstanding, computed
   on Net Loss - basic
   and fully diluted          $     (0.01)     $     (0.27)             nil      $     (0.22)
                              ===========      ===========      ===========      ===========

Weighted-average number
   of shares of common
    stock outstanding           3,339,016        3,697,157        3,339,016        3,697,157
                              ===========      ===========      ===========      ===========


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                         Lucas Educational Systems, Inc.
                          (a development stage company)
                      Consolidated Statements of Cash Flows
                  Six months ended September 30, 2001 and 2000
              Period from December 5, 1996 (date of commencement of
                 development stage) through September 30, 2001

                                   (Unaudited)

                                                                                          Period from
                                                         Six months       Six months    December 5, 1996
                                                           ended            ended           through
                                                       September 30,    September 30,    September 30,
                                                            2001             2000             2001
                                                       -------------    -------------    -------------
Cash Flows from Operating Activities
   Net Loss                                             $   (30,256)     $  (990,169)     $(3,290,697)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                           --             16,278           87,283
       Loss on sale of property and equipment                  --               --             13,715
       Exchange of assets for services                        3,403             --              4,665
       Common stock issued for services and payables           --               --            796,926
       Stock compensation                                      --            548,435          599,060
       (Increase) Decrease in
         Inventories                                           --           (136,543)            --
         Prepaid expenses and other                          31,743          (85,227)            --
       Increase (Decrease) in
         Accounts payable and accrued liabilities           (15,051)          63,943            1,000
                                                        -----------      -----------      -----------
Net cash used in operating activities                       (10,162)        (583,283)      (1,788,048)
                                                        -----------      -----------      -----------

Cash Flows from Investing Activities
   Purchases of property and equipment                         --            (26,769)        (140,064)
   Proceeds from sale of property and equipment                --               --              5,213
                                                        -----------      -----------      -----------

Net cash used in investing activities                          --            (26,769)        (134,851)
                                                        -----------      -----------      -----------

Cash Flows from Financing Activities
   Cash advanced by affiliate                                 1,496             --              1,496
   Proceeds on related party notes payable                     --               --             36,000
   Payments on related party notes payable                     --             (2,500)         (36,000)
   Proceeds from sale of convertible preferred stock           --               --          1,400,000
   Proceeds from sale of common stock                          --               --            295,100
   Purchase of treasury stock                                  --               (185)            (478)
   Proceeds from sale of treasury stock                        --               --            227,500
                                                        -----------      -----------      -----------

Net cash provided by financing activities                     1,496           (2,685)       1,923,618
                                                        -----------      -----------      -----------

Increase (Decrease) in Cash and Cash Equivalents             (8,666)        (612,737)             719

Cash and cash equivalents at beginning of period              9,365        1,278,924             --
                                                        -----------      -----------      -----------

Cash and cash equivalents at end of period              $       719      $   666,187      $       719
                                                        ===========      ===========      ===========


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

In February 2001, the Company's Board of Directors resolved to cease all operations related to educational activities and to pursue either the merger with or acquisition of an unrelated operating entity to enhance the value of the public entity. As of March 31, 2001, the Company had ceased all operations, terminated all employees and settled significantly all of the remaining accounts of the Company. As of September 30, 2001, the Company had only nominal assets and liabilities and no business operations.

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

5.   Income taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2001 and 2000, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                         Lucas Educational Systems, Inc.
                          (a development stage company)

             Notes to Consolidated Financial Statements - Continued


Note C - Summary of Significant Accounting Policies - Continued

5.   Income Taxes - continued
     ------------

     As of September 30, 2001, the Company has only nominal net operating loss carryforwards as a result of the July 2001 change in control. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods in the event of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

6.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2001, the Company has no outstanding warrants and options issued and outstanding.

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


                         Lucas Educational Systems, Inc.
                          (a development stage company)

             Notes to Consolidated Financial Statements - Continued


Note F - Income Taxes

The  components  of  income  tax  (benefit)  expense  for the six  months  ended
September 30, 2000 and 2000, respectively, are as follows:

                                                                  September 30,    September 30,
                                                                      2001             2000
                                                                  -------------    -------------
       Federal:
         Current                                                     $      -         $      -
         Deferred                                                           -                -
                                                                     --------         --------
                                                                            -                -
                                                                     --------         --------
       State:
         Current                                                            -                -
         Deferred                                                           -                -
                                                                     --------         --------
                                                                            -                -
                                                                     --------         --------

         Total                                                       $      -         $      -
                                                                     ========         ========


As of  September  30,  2001,  as a result of a July 2001 change in control,  the
Company has a nominal net operating loss  carryforward  to offset future taxable income.  Subject to current regulations,  this carryforward will begin to expire in 2021. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal  Revenue Code.  Factors such as the number of shares  ultimately issued within a three year look-back period;
whether there is a deemed more than 50 percent change in control; the applicable
long-term  tax  exempt  bond  rate;  continuity  of  historical  business;   and
subsequent  income of the  Company  all enter  into the  annual  computation  of allowable annual utilization of the carryforwards.

The Company's income tax expense for the six months ended September 30, 2001 and 2000, respectively, are as follows:

                                                                  September 30,    September 30,
                                                                      2001             2000
                                                                  -------------    -------------
Statutory rate applied to income before income taxes                 $ 10,300         $336,657
Increase (decrease) in income taxes resulting from:
     State income taxes                                                     -                -
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward             (10,300)        (336,657)
                                                                     --------         --------
       Income tax expense                                            $      -         $      -
                                                                     ========         ========

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2001 and 2000, respectively:

                                                                  September 30,    September 30,
                                                                      2001             2000
                                                                  -------------    -------------
       Deferred tax assets
         Net operating loss carryforwards                            $      -         $861,000
         Less valuation allowance                                           -         (861,000)
                                                                     --------         --------
       Net Deferred Tax Asset                                        $      -         $      -
                                                                     ========         ========



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

In February 2001, the Company's Board of Directors resolved to cease all operations related to educational activities and to pursue either the merger with or acquisition of an unrelated operating entity to enhance the value of the public entity. As of March 31, 2001, the Company had ceased all operations, terminated all employees and settled significantly all of the remaining accounts of the Company. As of September 30, 2001, the Company had only nominal assets and liabilities and no business operations.

Due to the lack of sustaining operations from inception, the Company has generated no significant operating revenues and has incurred cumulative cash losses of approximately $1,800,000. Accordingly, the Company may be dependent in future periods upon its current management and/or significant stockholders to provide additional working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant stockholders to provide sufficient working capital, if necessary, to support and preserve the integrity of the corporate entity; however, there is no legal requirement to do so.


(3)  Results of Operations, Plan of Operation, Liquidity and Capital Resources

During the six months ended September 30, 2001, the Company incurred general and administrative expenses, principally related to the winding down of operations, settlement of accounts payable and complying with the Regulatory financial reporting requirements of approximately $30,000, or a net loss per share of approximately $(0.01) per share.

During the six months ended September 30, 2000, the Company incurred a net loss or approximately $990,000, or a net loss per share of approximately $(0.27). This loss was incurred as a result of the Company's amplification of its then focus on development of product and increased activity to establish marketing and distribution channels and brand recognition.

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

Plan of Business
----------------

General
-------

The Company intends to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

Combination Suitability Standards
---------------------------------

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners, for the previous five (5) Fiscal periods,:

     1. will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

     2. will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

     3. will not have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

The Company's officers and directors will make these determinations by asking pertinent questions of the management of prospective combination candidates. Such persons will also ask pertinent questions of others who may be involved in the combination proceedings. However, the officers and directors of the Company will not generally take other steps to verify independently information obtained in this manner which is favorable. Unless something comes to their attention which puts them on notice of a possible disqualification which is being concealed from them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.


Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

   Exhibits - None

   Reports on Form 8-K - None

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Lucas Educational Systems, Inc.

November    8   , 2001                              /s/ Kevin B. Halter
         -------                        ----------------------------------------
                                                                 Kevin B. Halter
                                                         President, Director and
                                                        Chief Accounting Officer