Form 10QSB
period 2001-12-31
LUCAS EDUCATIONAL SYSTEMS INC
filed 2002-01-18
CIK 925663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
 X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---    OF 1934


                For the quarterly period ended December 31, 2001

       TRANSITION  REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
---


         For the transition period from _____________ to _____________

--------------------------------------------------------------------------------


                         Commission File Number: 0-24374
                                                 -------

                         Lucas Educational Systems, Inc.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                           62-1690722
------------------------------                       ---------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: January 16, 2002: 3,339,016
                                                 -------------------------------

Transitional Small Business Disclosure Format (check one):  YES    NO X
                                                               ---   ---

                         Lucas Educational Systems, Inc.

               Form 10-QSB for the Quarter ended December 31, 2001

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



Item 1 - Part 1 - Financial Statements

                         Lucas Educational Systems, Inc.
                          (a development stage company)
                           Consolidated Balance Sheets
                           December 31, 2001 and 2000

                                   (Unaudited)
                                                          December 31,    December 31,
                                                               2001            2000
                                                          ------------    ------------
                                     ASSETS
                                     ------
Current Assets
   Cash in bank                                           $        819    $    297,160
   Inventory                                                      --           173,049
   Prepaid expenses                                               --            12,610
                                                          ------------    ------------
     Total Current Assets                                          819         482,819
                                                          ------------    ------------

Property and Equipment - At cost
   net of Accumulated Depreciation                                --            54,250
                                                          ------------    ------------

Other Assets
   Restricted cash                                                --            50,000
   Other                                                          --            21,968
                                                          ------------    ------------
     Total Other Assets                                           --            71,968
                                                          ------------    ------------

Total Assets                                              $        819    $    609,037
                                                          ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Accounts payable - trade                               $      6,161    $     20,753
   Other accrued liabilities                                      --               969
   Due to affiliates                                             1,692            --
                                                          ------------    ------------
     Total Current Liabilities                                   7,853          21,722
                                                          ------------    ------------

Commitments and Contingencies

Shareholders' Equity
   Preferred stock - $0.001 par value
     1,000,000 shares authorized;
     89,974 shares issued and outstanding                         --                90
   Common stock - $0.001 par value
     20,000,000 shares authorized
     3,339,016 and 3,100,907 shares
     issued and outstanding, respectively                        3,339           3,101
   Additional paid-in capital                                3,286,059       3,377,884
   Deficit accumulated during the development stage         (3,295,954)     (2,793,282)
                                                          ------------    ------------
                                                                (6,556)        587,793
   Treasury stock (500 shares at cost)                            (478)           (478)
                                                          ------------    ------------
     Total shareholders' equity                                 (7,034)        587,315
                                                          ------------    ------------

Total Liabilities and Shareholders' Equity                $        819    $    609,037
                                                          ============    ============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               3




                         Lucas Educational Systems, Inc.
                          (a development stage company)
         Consolidated Statements of Operations and Comprehensive Income
             Nine and Three months ended December 31, 2001 and 2000
    Period from December 5, 1996 (date of commencement of development stage)
                           through December 31, 2001

                                                    (Unaudited)
                                                                                             Period from
                                                                                                  1996
                              Nine months     Nine months    Three months    Three months    December 5,
                                ended           ended           ended           ended          through
                             December 31,    December 31,    December 31,    December 31,    December 31,
                                  2001            2000            2001            2000            2001
                             ------------    ------------    ------------    ------------    ------------
Revenues                     $       --      $     42,036    $       --      $     35,028    $     72,581

Cost of Goods Sold                   --            18,530            --            14,987          36,822
                             ------------    ------------    ------------    ------------    ------------

Gross Profit                         --            23,506            --            20,041          35,759
                             ------------    ------------    ------------    ------------    ------------

Operating expenses
   General and
   administrative expenses         37,474       1,295,966           5,258         286,366       3,353,421
                             ------------    ------------    ------------    ------------    ------------

Loss from Operations              (37,474)     (1,272,460)         (5,258)       (266,325)     (3,313,662)

Other income
   Interest income                  1,960          21,212            --             5,245          26,339
   Interest expense                  --              --              --              --            (4,631)
                             ------------    ------------    ------------    ------------    ------------

Loss before provision
   for income taxes               (35,514)     (1,251,248)         (5,258)       (261,080)     (3,295,954)

Provision for
   income taxes (benefit)            --              --              --              --              --
                             ------------    ------------    ------------    ------------    ------------

Net Loss                          (35,514)     (1,251,248)         (5,258)       (261,080)     (3,295,954)

Other comprehensive
   income                            --              --              --              --              --
                             ------------    ------------    ------------    ------------    ------------

Comprehensive Income         $    (35,514)   $ (1,251,248)   $     (5,258)   $   (261,080)   $ (3,295,954)
                             ============    ============    ============    ============    ============

Loss per weighted-average
   share of common stock
   outstanding, computed
   on Net Loss - basic
   and fully diluted         $      (0.01)   $      (0.34)            nil    $      (0.08)
                             ============    ============    ============    ============

Weighted-average number
   of shares of common
    stock outstanding           3,339,016       3,697,023       3,339,016       3,100,407
                             ============    ============    ============    ============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               4




                         Lucas Educational Systems, Inc.
                          (a development stage company)
                      Consolidated Statements of Cash Flows
                  Nine months ended December 31, 2001 and 2000
    Period from December 5, 1996 (date of commencement of development stage)
                           through December 31, 2001

                                   (Unaudited)

                                                                                       Period from
                                                                                       December 5,
                                                       Nine months     Nine months          1996
                                                          ended           ended          through
                                                       December 31,    December 31,    December 31,
                                                              2001           2000           2001
                                                       ------------    ------------    ------------
Cash Flows from Operating Activities
   Net Loss                                            $    (35,514)   $ (1,251,248)   $ (3,295,954)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                           --            24,771          87,283
       Loss on sale of property and equipment                  --              --            13,715
       Exchange of assets for services                        3,403            --             4,665
       Common stock issued for services and payables           --              --           796,926
       Stock compensation                                      --           548,435         599,060
       (Increase) Decrease in
         Inventories                                           --          (167,439)           --
         Prepaid expenses and other                          31,743         (81,533)           --
       Increase (Decrease) in
         Accounts payable and accrued liabilities            (9,890)        (25,003)          6,161
                                                       ------------    ------------    ------------
Net cash used in operating activities                       (10,258)       (952,017)     (1,788,144)
                                                       ------------    ------------    ------------

Cash Flows from Investing Activities
   Purchases of property and equipment                         --           (26,769)       (140,064)
   Proceeds from sale of property and equipment                --              --             5,213
                                                       ------------    ------------    ------------

Net cash used in investing activities                          --           (26,769)       (134,851)
                                                       ------------    ------------    ------------

Cash Flows from Financing Activities
   Cash advanced by affiliate                                 1,692            --             1,692
   Proceeds on related party notes payable                     --              --            36,000
   Payments on related party notes payable                     --            (2,500)        (36,000)
   Proceeds from sale of convertible preferred stock           --              --         1,400,000
   Proceeds from sale of common stock                          --              --           295,100
   Purchase of treasury stock                                  --              (478)           (478)
   Proceeds from sale of treasury stock                        --              --           227,500
                                                       ------------    ------------    ------------

Net cash provided by financing activities                     1,692          (2,978)      1,923,814
                                                       ------------    ------------    ------------

Increase (Decrease) in Cash and Cash Equivalents             (8,566)       (981,764)            819

Cash and cash equivalents at beginning of period              9,385       1,278,924            --
                                                       ------------    ------------    ------------

Cash and cash equivalents at end of period             $        819    $    297,160    $        819
                                                       ============    ============    ============

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

In February 2001, the Company's Board of Directors resolved to cease all operations related to educational activities and to pursue either the merger with or acquisition of an unrelated operating entity to enhance the value of the public entity. As of March 31, 2001, the Company had ceased all operations, terminated all employees and settled significantly all of the remaining accounts of the Company. As of December 31, 2001, the Company had only nominal assets and liabilities and no business operations.

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

The Company is fully dependent either future sales of securities or upon its current management and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity.

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

2.   Inventory
     ---------

     Inventory consisted of books and educational materials held for resale and are stated at the lower of cost or market using the first-in, first-out
     (FIFO) method.

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

5.   Income taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2001 and 2000, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                         Lucas Educational Systems, Inc.
                          (a development stage company)

             Notes to Consolidated Financial Statements - Continued


Note C - Summary of Significant Accounting Policies - Continued

5.   Income Taxes - continued
     ------------

     As of December 31, 2001, the Company has only nominal net operating loss carryforwards as a result of the July 2001 change in control. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods in the event of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

6.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2001, the Company has no outstanding warrants and options issued and outstanding.

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


                         Lucas Educational Systems, Inc.
                          (a development stage company)

             Notes to Consolidated Financial Statements - Continued


Note F - Income Taxes

The  components  of income  tax  (benefit)  expense  for the nine  months  ended
December 31, 2000 and 2000, respectively, are as follows:

                                                     December 31,   December 31,
                                                          2001           2000
                                                     ------------   ------------
     Federal:
       Current                                       $       --     $       --
       Deferred                                              --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------
     State:
       Current                                               --             --
       Deferred                                              --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------

       Total                                         $       --     $       --
                                                     ============   ============

As of December 31, 2001, as a result of a July 2001 change in control, the Company has a net operating loss carryforward of approximately $12,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2021. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue
Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the nine months ended December 31, 2001 and 2000, respectively, are as follows:

                                                            December 31,    December 31,
                                                                 2001            2000
                                                            ------------    ------------
Statutory rate applied to income before income taxes        $     12,075    $    425,425
Increase (decrease) in income taxes resulting from:
     State income taxes                                             --              --
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward        (12,075)       (425,425)
                                                            ------------    ------------

       Income tax expense                                   $       --      $       --
                                                            ============    ============

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2001 and 2000, respectively:

                                          December 31,    December 31,
                                               2001            2000
                                          ------------    ------------
     Deferred tax assets
       Net operating loss carryforwards   $     12,075    $    949,716
       Less valuation allowance                (12,075)       (949,716)
                                          ------------    ------------
     Net Deferred Tax Asset               $       --      $       --
                                          ============    ============

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

Stock Option Plans
------------------

As of June 30, 2001, all outstanding stock options plans, and grants thereunder, were terminated and the Company has no continuing obligations under any of these arrangements.








                (Remainder of this page left blank intentionally)

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(10) Caution Regarding Forward-Looking Information

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.


(11) General comments

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

In February 2001, the Company's Board of Directors resolved to cease all operations related to educational activities and to pursue either the merger with or acquisition of an unrelated operating entity to enhance the value of the public entity. As of March 31, 2001, the Company had ceased all operations, terminated all employees and settled significantly all of the remaining accounts of the Company. As of December 31, 2001, the Company had only nominal assets and liabilities and no business operations.

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


(3)  Results of Operations, Plan of Operation, Liquidity and Capital Resources

During the nine months ended December 31, 2001, the Company incurred general and administrative expenses, principally related to the winding down of operations, settlement of accounts payable and complying with the Regulatory financial reporting requirements of approximately $37,400, or a net loss per share of approximately $(0.01) per share.

During the nine months ended December 31, 2000, the Company incurred a net loss or approximately $1,250,000, or a net loss per share of approximately $(0.34). This loss was incurred as a result of the Company's amplification of its then focus on development of product and increased activity to establish marketing and distribution channels and brand recognition.

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

Combination Suitability Standards
---------------------------------

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not agree to furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners, for the previous five (5) Fiscal periods,:

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


Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

     Exhibits - None

Reports on Form 8-K - None
     December 19, 2001 - Amending disclosures originally made in the Form 10-QSB for the quarter ended September 30, 2001 related to Item 4 - Changes in Registrant's Certifying Accountant.


--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Lucas Educational Systems, Inc.

January  16 , 2002                                 /s/ Kevin B. Halter
        ----                                     -------------------------------
                                                                 Kevin B. Halter
                                                         President, Director and
                                                        Chief Accounting Officer