Form 10KSB
period 2002-03-31
LUCAS EDUCATIONAL SYSTEMS INC
filed 2002-05-22
CIK 925663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                    For the fiscal year ended March 31, 2002

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

               2591 Dallas Parkway, Suite 102, Frisco, Texas 75034
            (Address of principal executive offices)       (Zip Code)

       Registrant's telephone number, including area code: (469) 633-0100

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock, value $0.001


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's revenues for its most recent fiscal year were:  $-0-


The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of May 20, 2002 was $626,277.

At May 20, 2002, the registrant had outstanding 3,339,016 shares of common stock.


   Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                 ---   ---

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

Item 1.     Description of Business                                           3

Item 2.     Description of Property                                           4

Item 3.     Legal Proceeding                                                  4

Item 4.     Submission of Matters to a Vote of Security Holders               4


                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters          4

Item 6.     Management's Discussion and Analysis or Plan of Operations        4

Item 7.     Financial Statements                                              5

Item 8.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                          6


                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act                 6

Item 10.    Executive Compensation                                            7

Item 11.    Security Ownership of Certain Beneficial Owners and Management    8

Item 12.    Certain Relationships and Related Transactions                    8

Item 13.    Exhibits and Reports on Form 8-K                                  8

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

General
-------

Founded in 1996 by Jerry R. Lucas to commercialize the learning techniques developed by Mr. Lucas over 30 years of research and experimentation, the predecessor of the company was merged into a publicly traded corporation in 1997 and exists today as a development stage company trading on the OTC Bulletin Board under the symbol LCSE.

Mr. Lucas has devoted his life to cultivating ideas and methods for memory-retention. The resulting methodology is known as The Lucas Learning System(TM). His guest appearances on nationally syndicated television shows such as the Tonight Show and Good Morning America, coupled with his countless live appearances and seminars earned Mr. Lucas the title of Doctor Memory(TM). He graduated Phi Beta Kappa from Ohio State University, became the only three-time recipient of the Big Ten player of the year award, Mr. Lucas was chosen seven times as an All-Pro during his career with the New York Knicks, was inducted into the NBA Hall of Fame in 1979, and was recently named one of the 50 most outstanding NBA players of all time. In late 1999 Mr. Lucas was chosen as one of the five most outstanding college basketball players of the twentieth century by Sports Illustrated. In the resulting article he was specifically recognized for his memory-retention expertise.

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

On June 19, 2001, Halter Capital Corporation purchased 1,687,178 shares of common stock from various shareholders, thereby acquiring approximately 50.5% of the outstanding shares of the corporation. All of the existing officers and directors resigned and were replaced by a new management team, Messrs. Kevin B. Halter and Kevin Halter Jr.

New Management is currently exploring various avenues to acquire and/or merge the company with an existing business which would enhance shareholder value.

NonProduct Overview
-------------------

The company employed a market driven product development strategy. This strategy focused on near term selling opportunities while prioritizing resources to those products projected to create the most value for the company. It sought to develop products which are easily and cost effectively reproducible to penetrate high demandvalue market segments. As of the cessation of operations on February 28, 2001, the company has no specific product or service offering.

Employees

As of March 31, 2002, there were no employees.

Environmental Impact
--------------------

None of the company's activities utilized any hazardous materials or resulted in any discharge of pollutants into the environment. The company believes it complies fully with all environmental laws and regulations.

Regulation
----------

There are no specific regulatory issues affecting the company not common to publicly held businesses in general.


Item 2.  DESCRIPTION OF PROPERTY
         -----------------------

As of March 31, 2002 the company did not own or lease any property.

Item 3.  LEGAL PROCEEDINGS
         -----------------

The company was not engaged in any legal proceedings on the date of this report.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

None

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

     Quarter Ended                      High     Low
     -------------                      ----     ----

     March 31, 2002                     0.40     0.21
     December 31, 2001                  0.41     0.20
     September 30, 2001                 0.60     0.14
     June 30, 2001                      0.35     0.07
     March 31, 2001                     0.19     0.06
     December 31, 2000                  0.75     0.06
     September 30, 2000                 2.00     0.10
     June 30, 2000                      2.25     0.50

Holders
-------

As of May 20, 2002, there were 137 record holders of the company's common stock.

Dividends
---------

The company does not anticipate any stock or cash dividends on its common stock in the foreseeable future.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
         ----------------------------------------------------------

     General
     -------

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

     On June 19, 2001, Halter Capital Corporation purchased 1,687,178 shares of common stock from various shareholders, thereby acquiring approximately
     50.5% of the outstanding shares of the corporation. All of the existing officers and directors resigned and were replaced by a new management team consisting of Messrs. Kevin B. Halter and Kevin Halter, Jr.

     New Management is currently exploring various avenues to acquire and/or merge the company with an existing business which would enhance shareholder value.

     Results of Operations
     ---------------------

     Net revenues for the Year Ended March 31, 2002 were $-0- as compared to $72,581 for the prior year. The generation of revenue recognizes that the company began selling its products during the year ended March 31, 2001 and prior to that did not have products available for sale.

     Net loss for the year ended March 31, 2002 was $62,820 as compared to a net loss of $1,718,407 for the year ended March 31, 2001. The net loss decreased as the company decreased its focus on product development and distribution

     Liquidity
     ---------

     As a development stage company, the company has historically relied on cash generated through the sale of various equity instruments as its primary source of liquidity. Available cash at March 31, 2002 of $46 represents a decrease of $9,339 compared to available cash at March 31, 2001.

     As of March 31, 2002 the company had no significant credit facilities available. While the company is seeking additional equity funding, there can be no assurances that such funding is forthcoming.


     Forward Looking Information
     ---------------------------

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


Item 7.  FINANCIAL STATEMENTS


INDEX TO FINANCIAL STATEMENTS                                               Page

Independent Auditors' Report                                               F2-F3

Consolidated Balance Sheet                                                  F-4

Consolidated Statements of Operations                                       F-5

Consolidated Statement of Stockholders Equity                               F-6

Consolidated Statements of Cash Flows                                       F-12

Notes to Consolidated Financial Statements                                  F-14

Item  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
          ----------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     On August 13, 2001, the Company's Board of Directors made a decision to terminate the services of its independent certified public accounting firm, Tanner + Co. of Salt Lake City, Utah. The termination of Tanner + Co. resulted from a business decision made by management of the Company, in conjunction with the July 2001 change in control, that it would be in the best interest of the Company to engage the services of an independent accountant which has a current relationship with other companies associated with the Company's management. During the Company's two most recent fiscal years and any subsequent interim period preceding the dismissal, the Company has had no disagreements with Tanner + Co. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. No accountant's report on the financial statements for either of the past two years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for the following going concern qualification: "The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note B to the consolidated financial statements, there is substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to that matter are also discussed in note
B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty".


On  August  13,  2001,  the  Board of  Directors  of the  Company  approved  and authorized the engagement of S.W. Hatfield, CPA of Dallas, Texas as the independent certified public accountant for the Company. Prior to such engagement, the Company had not consulted with S.W. Hatfield, CPA on any prior matters, including any matters relative to the application of accounting principles or any subject of disagreement with Tanner + Co.


                                    PART III

Item 9.  DIRECTORS,   EXECUTIVE   OFFICERS,  PROMOTERS   AND  CONTROL  PERSONS;
         ----------------------------------------------------------------------

         COMPLIANCE WITH 16(A) OF THE EXCHANGE ACT



     Section 16(a) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of the Company's common stock must report their initial ownership of the common stock and any changes in that ownership to the Securities and Exchange Commission. The Securities and Exchange Commission has designated specific due dates for these reports and the company must identify in this Proxy Statement those persons who did not file these reports when due. Based on its review of the reports filed with the Securities and Exchange Commission and written representations of its directors and executive officers, the Company believes, that all persons subject to reporting filed the required reports on time during the year ended March 31, 2002.

Directors and Executive Officers


Name                   Age     Position with Company
----                   ---     ---------------------

Kevin B. Halter         66     Chairman, President, Director and Chief Executive
                               Officer
Kevin Halter Jr.        41     Director, Secretary & Treasurer



Kevin B. Halter, has been Chairman, President, CEO and Director of the Company since June 19, 2001. Mr. Halter has served as Chairman of the Board and Chief Executive Officer of Halter Capital Corporation, a privately held investment and consulting firm, since 1987. He has served as Chairman of the Board and President of Millennia, Inc. and Chairman of the Board of Digital Communications Technology Corporation since 1994. He is also the Chairman of the Board and President of Millennia Tea Masters, Inc. a position held since 1998. Additionally, Mr. Halter is the President and Director of Omni Doors, Inc., a position held since April 6. 2001. Mr. Halter is the father of Kevin Halter, Jr.


Kevin Halter,  Jr., has been a Director,  Secretary and Treasurer of the Company since June 19, 2001. He is the President of Securities Transfer  Corporation,  a
stock transfer company registered with the Securities and Exchange Commission, a position that he has held since 1987.  Mr. Halter has served as Vice  President,
Secretary  and  a  director  of  Millennia,   Inc.  and  Digital  Communications
Technology  Corporation  since  1994.  Since  1998 he has  also  served  as Vice
President,  Secretary,  Treasurer and a director of Millennia Tea Masters,  Inc.
Additionally,  Mr. Halter is  Secretary-Treasurer  and a director of Omni Doors,
Inc., a position held since April 6, 2001. He is the son Kevin B. Halter.

Directors serve for a term of one year or until their successors are elected and qualified. Directors do not receive cash compensation for serving as such.

Executive officers are appointed by and serve at the will of the Board of Directors.


Item 10. EXECUTIVE COMPENSATION
         ----------------------

The  following  summary   compensation  table  sets  forth  certain  information
regarding compensation paid during each of the fiscal years ended March 31, 2002 and 2001, to the persons serving as the company's  chief  executive  officer and each executive officer.

                               Annual Compensation
                               -------------------    Restricted     Securities       All
Name and                       Fiscal                    Stock       Underlying      Other
Principal Position             Year       Salary        Awards         Options    Compensation
-------------------            ------     ------      ----------     ----------   ------------

Kevin B. Halter                2002       $24,500         -0-            -0-          $-0-
President and CEO              2001       $ -0-           -0-            -0-          $-0-

Kevin Halter, Jr.              2002       $ -0-           -0-            -0-          $-0-
CFO, Secretary and Treasurer   2001       $ -0-           -0-            -0-          $-0-

Jeffrey R. Gullo               2002       $ -0-           -0-            -0-          $-0-
former President & CEO         2001       $262,000     2,385,000      5,430,000       $-0-

Steven R. Crowell              2002       $-0-            -0-            -0-          $-0-
former CFO                     2001       $113,000        -0-            -0-          $-0-

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

The following table sets forth certain information concerning beneficial ownership of the company's common stock as of May 20, 2002 by (i) each person who is known to us to own beneficially more than five percent of the outstanding shares of common stock, (ii) each director and executive officer of the company and (iii) all directors and executive officers as a group.

       Name and Address of                                          Percent of
        Beneficial Owner                   Number of Shares       Voting Control
       -------------------                 ----------------       --------------

      Kevin B. Halter (1)                       1,733,178             51.9%
      2591 Dallas Parkway
      Suite 102
      Frisco, Texas 75034

      Kevin Halter,Jr.(1)                       1,687,178             51.0%
      2591 Dallas Parkway
      Suite 102
      Frisco, Texas  75034


      Halter Capital Corporation                1,687,178             51.0%
      2591 Dallas Parkway
      Suite 102
      Frisco, TX 75034


      Directors and executive                   1,733,178             51.9%
      officers as a group (2 persons)

     (1) includes 1,687,178 shares owned by Halter Capital Corporation, which is owned by Kevin B. Halter and Kevin Halter Jr.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

None


Item 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)  Exhibits - none

          (b)  Reports on Form 8-K

A Form 8-K was filed on June 25, 2001, disclosing in Item 1 a change in control of the company; disclosing in Item 6 the resignation of directors.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 22nd day of May 2002.

                                         LUCAS EDUCATIONAL SYSTEMS, INC.



                                         By:    /s/ Kevin B. Halter
                                            ------------------------------------
                                            Kevin B. Halter
                                            Chief Executive Officer and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

         Name                          Office                          Date
         ----                          ------                          ----

/s/ Kevin B. Halter           Chairman, Chief Executive Officer     May 22, 2002
--------------------          and director (Principal
Kevin B. Halter               Executive Officer)


/s/ Kevin Halter Jr.          Principal Financial Officer           May 22, 2002
--------------------          and Principal Accounting Officer
Kevin Halter Jr.

                         LUCAS EDUCATIONAL SYSTEMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            Page
                                                                            ----

Reports of Independent Certified Public Accountants
   S. W. Hatfield, CPA                                                      F-2
   Tanner + Co.                                                             F-3

Financial Statements

   Consolidated Balance Sheets
     as of March 31, 2002 and 2001                                          F-4

   Consolidated Statements of Operations and Comprehensive Income
     for the years ended March 31, 2002 and 2001                            F-5

   Consolidated Statement of Changes in Stockholders' Equity (Deficit)
     for the years ended March 31, 2002 and 2001                            F-6

   Consolidated Statements of Cash Flows
     for the years ended March 31, 2002 and 2001                            F-12

   Notes to Consolidated Financial Statements                               F-14

S. W. HATFIELD, CPA
certified public accountants

Member:    Texas Society of Certified Public Accountants
           Press Club of Dallas


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Stockholders
Lucas Educational Systems, Inc.

We have audited the accompanying consolidated balance sheet of Lucas Educational Systems, Inc. (a Delaware corporation and a development stage company) and Subsidiary as of March 31, 2002 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and cash flows for the year ended March 31, 2002 and for the period from December 5, 1998 (date of commencement of development stage) through March 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Lucas Educational Systems, Inc and Subsidiary as of and for the year ended March 31, 2001 were audited by other auditors whose report was dated June 11, 2001 and included a paragraph expressing substantial doubt about Lucas Educational Systems, Inc's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lucas Educational Systems, Inc. (a development stage company) and Subsidiary as of March 31, 2002 and the results of its operations and its cash flows for the year ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has no viable operations or significant assets and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note B. The consolidated financial statements do not contain any adjustments that might result from the outcome of these uncertainties.



                                                  S. W. HATFIELD, CPA
Dallas, Texas
May 9, 2002

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Board of Directors and Stockholders of Lucas Educational Systems, Inc.

We have audited the accompanying consolidated balance sheet of Lucas Educational Systems, Inc. (a development stage company) as of March 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended and the cumulative amounts since December 5, 1996 (date of commencement of development stage). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lucas Educational Systems, Inc. and Subsidiary as of March 31, 2001 and the results of its operations and its cash flows for the year then ended and the cumulative amounts since December 5, 1996 (date of commencement of development stage), in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, there is substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to that matter are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                             Tanner + Co.
Salt Lake City, Utah
June 11, 2001


                        LUCAS EDUCATIONAL SYSTEMS, INC.
                          (a development stage company)
                           CONSOLIDATED BALANCE SHEETS
                             March 31, 2002 and 2001

                                                                   March 31,      March 31,
                                                                      2002           2001
                                                                  -----------    -----------
                                     ASSETS
                                     ------
Current Assets
   Cash in bank                                                   $        46    $     9,385
   Inventory                                                             --             --
   Prepaid expenses                                                      --            6,715
   Deposits                                                              --           25,028
                                                                  -----------    -----------
     Total Current Assets                                                  46         41,128
                                                                  -----------    -----------

Property and Equipment - At cost
   Computer equipment                                                    --            4,098
   Less accumulated depreciation                                         --             (695)
                                                                  -----------    -----------

       Net Property and Equipment                                        --            3,403
                                                                  -----------    -----------

Other Assets                                                             --             --
                                                                  -----------    -----------

Total Assets                                                      $        46    $    44,531
                                                                  ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities
   Accounts payable - trade                                       $     4,644    $    15,262
   Other accrued liabilities                                             --              789
   Accrued officer compensation                                        24,500           --
   Due to affiliates                                                    5,242           --
                                                                  -----------    -----------
     Total Current Liabilities                                         34,386         16,051
                                                                  -----------    -----------

Commitments and Contingencies

Stockholders' Equity (Deficit)
   Preferred stock - $0.001 par value
     1,000,000 shares authorized;
     none issued and outstanding                                         --             --
   Common stock - $0.001 par value
     20,000,000 shares authorized
     3,339,016 shares issued and outstanding, respectively              3,339          3,339
   Additional paid-in capital                                       3,286,059      3,286,059
   Deficit accumulated during the development stage                (3,323,260)    (3,260,440)
                                                                  -----------    -----------
                                                                      (33,862)        28,958
   Treasury stock (500 shares at cost)                                   (478)          (478)
                                                                  -----------    -----------
     Total Stockholders' Equity (Deficit)                             (34,340)        28,480
                                                                  -----------    -----------

Total Liabilities and Stockholders' Equity                        $        46    $    44,531
                                                                  ===========    ===========

The accompanying notes are an integral part of these financial statements.
                                                                             F-4

                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (a development stage company)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     Years ended March 31, 2002 and 2001 and
    Period from December 5, 1996 (date of commencement of development stage)
                             through March 31, 2002


                                                                                              Period from
                                                                                            December 5, 1996
                                                       Year ended          Year ended            through
                                                        March 31,           March 31,           March 31,
                                                             2002                2001                2002
                                                    ----------------    ----------------    ----------------

Revenues                                            $           --      $         72,581    $         72,581

Cost of Goods Sold                                              --                36,822              36,822
                                                    ----------------    ----------------    ----------------

Gross Profit                                                    --                35,759              35,759
                                                    ----------------    ----------------    ----------------

Operating expenses
   General and administrative expenses                        64,780           1,778,073           3,380,727
                                                    ----------------    ----------------    ----------------

Loss from Operations                                         (64,780)         (1,742,314)         (3,344,968)

Other income
   Interest income                                             1,960              23,907              26,339
   Interest expense                                             --                  --                (4,631)
                                                    ----------------    ----------------    ----------------

Loss before provision for income taxes                       (62,820)         (1,718,407)         (3,323,260)

Provision for income taxes (benefit)                            --                  --                  --
                                                    ----------------    ----------------    ----------------

Net Loss                                                     (62,820)         (1,718,407)         (3,323,260)

Other comprehensive income                                      --                  --                  --
                                                    ----------------    ----------------    ----------------

Comprehensive Loss                                  $        (62,820)   $     (1,718,407)   $     (3,323,260)
                                                    ================    ================    ================

Loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss - basic and fully diluted   $          (0.02)   $          (0.51)
                                                    ================    ================

Weighted-average number of shares
   of common stock outstanding                             3,339,016           3,395,000
                                                    ================    ================


The accompanying notes are an integral part of these financial statements.
                                                                             F-5


                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (a development stage company)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
    Period from December 5, 1996 (date of commencement of development stage)
                             through March 31, 2002


                                                                                                  Additional
                                           Preferred Stock                 Common Stock             paid-in
                                        Shares         Amount         Shares         Amount         capital
                                      -----------    -----------    -----------    -----------    -----------
Issuance of common stock
   for cash at inception                     --             --        2,175,000    $     2,175    $    (2,075)

Net loss for the period                      --             --             --             --             --
                                      -----------    -----------    -----------    -----------    -----------

Balances at March 31, 1997                   --             --        2,175,000          2,175         (2,075)

Common stock issued in
   recapitalization                          --             --          462,468            463           (422)

Common stock issued for
   Cash and services                         --             --           48,000             48        114,952
   Trade payables                            --             --           83,251             83        199,917
   Services                                  --             --           42,188             42        101,207

Net loss for the year                        --             --             --             --             --
                                      -----------    -----------    -----------    -----------    -----------

Balances at March 31, 1998                   --             --        2,810,907          2,811        413,579

Common stock issued for
   Cash                                      --             --           22,500             22        179,978
   Debt and trade payables                   --             --          100,000            100        299,900
   Services                                  --             --          180,000            180        364,820

Collection of stock
   subscription receivable                   --             --             --             --             --

Contributed shares (113,750 shares)          --             --             --             --             --
Sale of Treasury stock for cash              --             --             --             --          227,500

Net loss for the year                        --             --             --             --             --
                                      -----------    -----------    -----------    -----------    -----------

Balances at March 31, 1999                   --             --        3,113,407          3,113      1,485,777

The accompanying notes are an integral part of these financial statements.
                                                                             F-6



                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (a development stage company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED
    Period from December 5, 1996 (date of commencement of development stage)
                             through March 31, 2002



                                                                        Stock
                                       Unearned      Accumulated    subscription     Treasury
                                     compensation      deficit       receivable       stock          Total
                                      -----------    -----------    -----------    -----------    -----------

Issuance of common stock
   for cash at inception              $      --      $      --      $      --      $      --      $       100

Net loss for the period                      --              (63)          --             --              (63)
                                      -----------    -----------    -----------    -----------    -----------

Balances at March 31, 1997                   --              (63)          --             --               37

Common stock issued in
   recapitalization                          --             --             --             --               40

Common stock issued for
   Cash and services                         --             --              (25)          --          114,975
   Trade payables                            --             --             --             --          200,000
   Services                                  --             --             --             --          101,250

Net loss for the year                        --         (351,181)          --             --         (351,181)
                                      -----------    -----------    -----------    -----------    -----------

Balances at March 31, 1998                   --         (351,244)           (25)          --           65,121

Common stock issued for
   Cash                                      --             --             --             --          180,000
   Debt and trade payables                   --             --             --             --          300,000
   Services                              (106,875)          --             --             --          258,125

Collection of stock
   subscription receivable                   --             --               25           --               25

Contributed shares (113,750 shares)          --             --             --             --             --
Sale of Treasury stock for cash              --             --             --             --          227,500

Net loss for the year                        --         (895,509)          --             --         (895,509)
                                      -----------    -----------    -----------    -----------    -----------

Balances at March 31, 1999               (106,875)    (1,246,753)          --             --          135,262


The accompanying notes are an integral part of these financial statements.



                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (a development stage company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED
    Period from December 5, 1996 (date of commencement of development stage)

                             through March 31, 2002


                                                                                                  Additional
                                           Preferred Stock                 Common Stock             paid-in
                                        Shares         Amount         Shares         Amount         capital
                                      -----------    -----------    -----------    -----------    -----------

Balances at March 31, 1999                   --             --        3,113,407          3,113      1,485,777

Common stock issued for
   Services                                  --             --          596,250            597        547,839

Convertible Preferred Stock
   issued for Cash                         89,974             90           --             --        1,399,910

Cancellation of common
   stock issued for services                 --             --          (12,500)           (13)       (56,238)

Stock compensation earned                    --             --             --             --             --

Net loss for the year                        --             --             --             --             --
                                      -----------    -----------    -----------    -----------    -----------

Balances at March 31, 2000                 89,974             90      3,697,157          3,697      3,377,288

Treasury stock purchased
    (500 shares)                             --             --             --             --             --

Stock compensation earned                    --             --             --             --             --

Contributed shares                           --             --         (596,250)          (596)           596

Treasury stock purchased
   and retired                               --             --       (2,011,250)        (2,011)       (89,666)

Conversion of preferred stock             (89,974)           (90)     2,249,359          2,249         (2,159)

Net loss for the year                        --             --             --             --             --
                                      -----------    -----------    -----------    -----------    -----------

Balances at March 31, 2001                   --             --        3,339,016          3,339      3,286,059


The accompanying notes are an integral part of these financial statements.
                                                                             F-8



                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (a development stage company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED
    Period from December 5, 1996 (date of commencement of development stage)


                                                                       Stock
                                       Unearned      Accumulated    subscription    Treasury
                                     compensation      deficit       receivable       stock          Total
                                      -----------    -----------    -----------    -----------    -----------

Balances at March 31, 1999               (106,875)    (1,246,753)          --             --          135,262

Common stock issued for
   Services                              (546,435)          --             --             --             --

Convertible Preferred Stock
   issued for Cash                           --             --             --             --        1,400,000

Cancellation of common
   stock issued for services               56,250           --             --             --             --

Stock compensation earned                  50,625           --             --             --           50,625

Net loss for the year                        --         (295,280)          --             --         (295,280)
                                      -----------    -----------    -----------    -----------    -----------

Balances at March 31, 2000               (548,435)    (1,542,033)          --             --        1,290,607

Treasury stock purchased
    (500 shares)                             --             --             --             (478)          (478)

Stock compensation earned                 548,435           --             --             --          548,435

Contributed shares                           --             --             --             --             --

Treasury stock purchased
   and retired                               --             --             --             --          (91,677)

Conversion of preferred stock                --             --             --             --             --

Net loss for the year                        --       (1,718,407)          --             --       (1,718,407)
                                      -----------    -----------    -----------    -----------    -----------

Balances at March 31, 2001                   --       (3,260,440)          --             (478)        28,480

The accompanying notes are an integral part of these financial statements.
                                                                             F-9


                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (a development stage company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED
    Period from December 5, 1996 (date of commencement of development stage)


                                                                                                  Additional
                                           Preferred Stock                 Common Stock             paid-in
                                        Shares         Amount         Shares         Amount         capital
                                      -----------    -----------    -----------    -----------    -----------

Balances at March 31, 2001                   --             --        3,339,016          3,339      3,286,059

Net loss for the year                        --             --             --             --             --
                                      -----------    -----------    -----------    -----------    -----------

Balances at March 31, 2002            $      --      $      --        3,339,016    $     3,339    $ 3,286,059
                                      ===========    ===========    ===========    ===========    ===========






The accompanying notes are an integral part of these financial statements.
                                                                            F-10


                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (a development stage company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED
    Period from December 5, 1996 (date of commencement of development stage)



                                                                       Stock
                                       Unearned      Accumulated    subscription    Treasury
                                     compensation      deficit       receivable       stock          Total
                                      -----------    -----------    -----------    -----------    -----------

Balances at March 31, 2001                   --       (3,260,440)          --             (478)        28,480

Net loss for the year                        --          (62,820)          --             --          (62,820)
                                      -----------    -----------    -----------    -----------    -----------

Balances at March 31, 2002            $      --      $(3,260,440)   $      --      $      (478)   $   (34,340)
                                      ===========    ===========    ===========    ===========    ===========





The accompanying notes are an integral part of these financial statements.
                                                                            F-11


                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (a development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Year ended March 31, 2002 and 2001 and
    Period from December 5, 1996 (date of commencement of development stage)
                             through March 31, 2002


                                                                                                 Period from
                                                                                               December 5, 1996
                                                          Year ended          Year ended            through
                                                           March 31,           March 31,           March 31,
                                                                2002                2001                2002
                                                       ----------------    ----------------    ----------------
 Cash Flows from Operating Activities
  Net Loss                                            $        (62,820)   $     (1,718,407)   $     (3,323,260)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                               --                31,047              87,283
       Loss on sale of property and equipment                      --                13,715              13,715
       Exchange of assets for services                            3,403                --                 4,665
       Common stock issued for services and payables               --                  --               844,375
       Stock compensation                                          --               548,435             599,060
       (Increase) Decrease in
         Inventories                                               --              (171,613)           (177,223)
         Prepaid expenses and other                              31,743             (28,698)               --
       Increase (Decrease) in
         Accounts payable and accrued liabilities                13,093              84,061             143,878
                                                       ----------------    ----------------    ----------------
Net cash used in operating activities                           (14,581)         (1,241,460)         (1,807,507)
                                                       ----------------    ----------------    ----------------

Cash Flows from Investing Activities
   Purchases of property and equipment                             --               (30,314)           (140,064)
   Proceeds from sale of property and equipment                    --                 5,213               5,213
                                                       ----------------    ----------------    ----------------
Net cash used in investing activities                              --               (25,101)           (134,851)
                                                       ----------------    ----------------    ----------------

Cash Flows from Financing Activities
   Cash advanced by affiliate                                     5,242                --                 5,242
   Proceeds on related party notes payable                         --                  --                36,000
   Payments on related party notes payable                         --                (2,500)            (21,000)
   Proceeds from sale of convertible preferred stock               --                  --             1,400,000
   Proceeds from sale of common stock                              --                  --               295,140
   Purchase of treasury stock                                      --                  (478)               (478)
   Proceeds from sale of treasury stock                            --                  --               227,500
                                                       ----------------    ----------------    ----------------
Net cash provided by financing activities                         5,242              (2,978)          1,942,404
                                                       ----------------    ----------------    ----------------

Increase (Decrease) in Cash and Cash Equivalents                 (9,339)         (1,269,539)                 46

Cash and cash equivalents at beginning of period                  9,385           1,278,924                --
                                                       ----------------    ----------------    ----------------

Cash and cash equivalents at end of period             $             46    $          9,365    $             46
                                                       ================    ================    ================


                                  - Continued -


The accompanying notes are an integral part of these financial statements.
                                                                            F-12


                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (a development stage company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                     Year ended March 31, 2002 and 2001 and
    Period from December 5, 1996 (date of commencement of development stage)
                             through March 31, 2002


                                                                                                   Period from
                                                                                                 December 5, 1996
                                                              Year ended         Year ended           through
                                                               March 31,          March 31,          March 31,
                                                                    2002               2001               2002
                                                           ----------------   ----------------   ----------------
Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid for the period                          $           --     $           --     $          4,631
                                                           ================   ================   ================
     Income taxes paid for the period                      $           --     $           --     $          1,655
                                                           ================   ================   ================

Supplemental Disclosure of Non-Cash
   Investing and Financing Activities

     Related party debt settled with common stock          $           --     $           --     $         15,000
                                                           ================   ================   ================
     Acquisition and retirement of treasury stock
       in exchange for inventory with a value of
       approximately $177,223 and property and
       equipment with a net book value of
       approximately $29,188; net of trade payables
       assumed of approximately $114,734                   $           --     $         91,677   $         91,677
                                                           ================   ================   ================
     Par value effect of the conversion of 89,974 shares
       of preferred stock into 2,249,359 shares
       of common stock                                     $           --     $             90   $             90
                                                           ================   ================   ================



The accompanying notes are an integral part of these financial statements.
                                                                            F-13

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

In February 2001, the Company's Board of Directors resolved to cease all operations related to educational activities and to pursue either the merger with or acquisition of an unrelated operating entity to enhance the value of the public entity. As of March 31, 2001, the Company had ceased all operations, terminated all employees and settled significantly all of the remaining accounts of the Company. As of March 31, 2002, the Company had only nominal assets and liabilities and no business operations.

The Company's business plan was never fully implemented or operational and, accordingly, has never fully commenced operations. Accordingly, the Company is considered to be in the development stage.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

The Company is fully dependent on either future sales of securities or upon its current management and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity.

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

3.   Property and equipment
     ----------------------

     Property and equipment was listed at cost, less accumulated depreciation. Depreciation was computed using the straight-line method over the estimated useful lives of the assets or term of the affiliated lease agreement. Expenditures for maintenance and repairs are charged to operations when incurred and betterments which affect future periods are capitalized. Gains or losses on the disposition of property and equipment are recognized in the accompanying financial statements on the date of occurrence.

4.   Organization costs
     ------------------

     Organization costs, incurred at the initial capitalization of the Company, were amortized over a sixty (60) month period using the straight-line method.

5.   Income taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At March 31 2002 and 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of March 31, 2002, the Company has only nominal net operating loss carryforwards as a result of the June 2001 change in control. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods in the event of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (a development stage company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

6.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock outstanding. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2002, the Company has no warrants and options issued and outstanding. As of March 31, 2001, the outstanding warrants and options are deemed to be anti-dilutive due to the Company's net operating loss position.

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

                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (a development stage company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE F - INCOME TAXES

The components of income tax (benefit) expense for the years ended March 31, 2002 and 2001, respectively, are as follows:

                                                         Year ended   Year ended
                                                          March 31,    March 31,
                                                            2002         2001
                                                         ----------   ----------
     Federal:
       Current                                           $     --     $     --
       Deferred                                                --           --
                                                         ----------   ----------
                                                               --           --
                                                         ----------   ----------
     State:
       Current                                                 --           --
       Deferred                                                --           --
                                                         ----------   ----------
                                                               --           --
                                                         ----------   ----------

       Total                                             $     --     $     --
                                                         ==========   ==========

As of March 31, 2002, as a result of a June 2001 change in control, the Company has a net operating loss carryforward of approximately $12,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2021. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the years ended March 31, 2002 and 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                        Year ended   Year ended
                                                         March 31,    March 31,
                                                           2002         2001
                                                        ----------   ----------

Statutory rate applied to income before income taxes    $  (21,000)  $ (607,000)
   Increase (decrease) in income taxes resulting from:
     State income taxes                                       --           --
     Other, including change in valuation
       reserve for deferred tax asset                       21,000      607,000
                                                        ----------   ----------

       Income tax expense                               $     --     $     --
                                                        ==========   ==========

                         LUCAS EDUCATIONAL SYSTEMS, INC.
                          (a development stage company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE F - INCOME TAXES - CONTINUED

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2002 and 2001, respectively:

                                                      March 31,      March 31,
                                                         2002           2001
                                     -                ----------    -----------
Deferred tax asset
  Net operating loss carryforwards   $                     4,000    $ 1,131,000
  Less valuation allowance                                (4,000)    (1,131,000)
                                     -                ----------    -----------

Net Deferred Tax Asset               $                      --      $      --
                                     =                ==========    ===========


NOTE G - COMMON STOCK TRANSACTIONS

Reverse Stock Split

On July 31, 2000, the Stockholders approved a one-for-four reverse stock split. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

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