Form 10QSB
period 2002-06-30
LUCAS EDUCATIONAL SYSTEMS INC
filed 2002-08-08
CIK 925663

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


                  For the quarterly period ended June 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 5, 2002: 192,063


Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                         Lucas Educational Systems, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2002

                                Table of Contents


                                                                          Page
Part I - Financial Information

   Item 1  Financial Statements and Notes to Financial Statements           3

   Item 2  Management's Discussion and Analysis of Financial Condition
              And Results of Operations                                    10

Part II - Other Information

   Item 5  Other Information                                               11

   Item 6  Exhibits and Reports on Form 8-K                                11


Signatures                                                                 12

Item 1 - Part 1 - Financial Statements


                         Lucas Educational Systems, Inc.
                          (a development stage company)
                           Consolidated Balance Sheets
                        June 30, 2002 and March 31, 2002

                                   (Unaudited)

                                                       June 30,       March 31,
                                                         2002           2002
                                                     -----------    -----------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                          $        46    $        46
   Prepaid expenses                                         --             --
                                                     -----------    -----------
     Total Current Assets                                     46             46
                                                     -----------    -----------

Other Assets
                                                     -----------    -----------
     Total Other Assets                                     --             --
                                                     -----------    -----------

Total Assets                                         $        46    $        46
                                                     ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------

Current Liabilities
   Accounts payable - trade                          $     2,230    $     4,644
   Accrued office compensation                              --           24,500
   Due to affiliates                                      11,738          5,242
                                                     -----------    -----------
                                                          13,968         34,386
Commitments and Contingencies

Shareholders' Equity
   Preferred stock - $0.001 par value
     10,000,000 shares authorized;
     no shares issued and outstanding                       --             --
   Common stock - $0.001 par value
     100,000,000 shares authorized
     192,063 and 184,858 shares
     issued and outstanding, respectively                    192            167
   Additional paid-in capital                          3,336,706      3,289,231
   Deficit accumulated during the development stage   (3,350,342)    (3,323,260)
                                                     -----------    -----------
                                                         (13,444)       (33,862)
   Treasury stock (500 shares at cost)                      (478)          (478)
                                                     -----------    -----------
     Total shareholders' deficit                         (13,922)       (34,340)
                                                     -----------    -----------

Total Liabilities and Shareholders' Deficit          $        46    $        46
                                                     ===========    ===========


The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.

                         Lucas Educational Systems, Inc.
                          (a development stage company)
                      Consolidated Statements of Operations
                               Three months ended
                             June 30, 2002 and 2001


                                   (Unaudited)


                                                  Three months     Three months
                                                      ended            ended
                                                 June 30, 2002    June 30, 2001
                                                 -------------    -------------


Revenues                                         $        --      $        --


                                                 -------------    -------------
Gross Profit                                              --               --



Operating expenses
   General and administrative expenses                  27,082           28,360
                                                 -------------    -------------

Loss from Operations                                   (27,082)         (28,360)

Other income
   Interest income                                        --              1,960

                                                 -------------    -------------

Loss before provision for income taxes                 (27,082)         (26,400)

Provision for income taxes (benefit)                      --               --
                                                 -------------    -------------

Net Loss                                         $     (27,082)   $     (26,400)
                                                 =============    =============

Loss per weighted-average share of
   common stock outstanding,
   computed on Net Loss - basic
   and fully diluted                             $       (.159)   $       (.158)
                                                 =============    =============

Weighted-average number of shares
   of common stock outstanding                         169,728          166,951
                                                 =============    =============



The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.



                         Lucas Educational Systems, Inc.
                          (a development stage company)
                      Consolidated Statements of Cash Flows
               Three months ended June 30, 2002 and June 30, 2001


                                   (Unaudited)


                                                       Three months     Three months
                                                           ended            ended
                                                       June 30, 2002    June 30, 2001
                                                       -------------    -------------

Cash Flows from Operating Activities
   Net Loss                                            $   (27,082)     $     (26,400)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Exchange of assets for services                                          3,403
       Stock compensation                                   23,000               --
       (Increase) Decrease in
         Prepaid expenses and other                                           (29,724)
       Increase (Decrease) in
         Accounts payable and accrued liabilities            4,082            (16,051)
                                                       -------------    -------------

Net cash used in operating activities                           --             (9,324)
                                                       -------------    -------------

Increase (Decrease) in Cash and Cash Equivalents                --             (9,324)

Cash and cash equivalents at beginning of period                46              9,365
                                                       -------------    -------------

Cash and cash equivalents at end of period             $        46      $          61
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

In February 2001, the Company's Board of Directors resolved to cease all operations related to educational activities and to pursue either the merger with or acquisition of an unrelated operating entity to enhance the value of the public entity. As of March 31, 2001, the Company had ceased all operations, terminated all employees and began to settle the remaining accounts of the Company. As of June 30, 2002, the Company had only nominal assets and liabilities and no business operations.

The Company's business plan was never fully implemented or operational and, accordingly, has never fully commenced operations. Accordingly, the Company is considered to be in the development stage.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended March 31, 2002. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending March 31, 2003.

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


Note B - Going Concern Uncertainty

Due to the lack of sustaining operations from inception, the Company has generated no significant operating revenues and has incurred significant cumulative cash losses.

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


2.  Income taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2002 and 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, and allowance for doubtful accounts.


     As of June 30, 2002, the Company has only nominal net operating loss carryforwards as a result of the June 2001 change in control. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods in the event of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
(loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2002, the Company has no outstanding warrants and options issued and outstanding.


Note D - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Note E - Income Taxes

The components of income tax (benefit) expense for the three months ended June 30, 2002 and 2001, respectively, are as follows:

                                                           June 30,    June 30,
                                                            2002        2001
                                                           --------    --------
     Federal:
       Current                                             $   --      $    --
       Deferred                                                --           --
                                                           --------    --------
                                                               --           --
                                                           --------    --------
     State:
       Current                                                 --           --
       Deferred                                                --           --
                                                           --------    --------
                                                               --           --
                                                           --------    --------

       Total                                               $   --      $    --
                                                           ========    ========

As of June 30, 2002, as a result of a June 2001 change in control, the Company has a net operating loss carryforward of approximately $40,000 available to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2021. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the three months ended June 30, 2002 and 2001, respectively, are as follows:

                                                           June 30,    June 30,
                                                            2002        2001
                                                           --------    --------
Statutory rate applied to income before income taxes       $ 9,200     $ 9,000
Increase (decrease) in income taxes resulting from:
     State income taxes                                        --          --
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward   (9,200)     (9,000)
                                                           --------    --------

       Income tax expense                                  $   --      $   --
                                                           ========    ========

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2002 and March 31, 2002, respectively:

                                                           June 30,    June 30,
                                                             2002        2001
                                                          ---------   ---------
      Deferred tax assets
        Net operating loss carryforwards                  $ 13,000    $   --
        Less valuation allowance                           (13,000)       --
                                                          ---------   ---------

      Net Deferred Tax Asset                              $    --     $    --
                                                          =========   =========

Note F - Common Stock Transactions

Reverse Stock Split
-------------------

On June 22, 2002, the Stockholders approved a one-for-twenty reverse stock split. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

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

In February 2001, the Company's Board of Directors resolved to cease all operations related to educational activities and to pursue either the merger with or acquisition of an unrelated operating entity to enhance the value of the public entity. As of March 31, 2001, the Company had ceased all operations, terminated all employees and began to settle the remaining accounts of the Company. As of June 30, 2002, the Company had only nominal assets and liabilities and no business operations.

Due to the lack of sustaining operations from inception, the Company has generated no significant operating revenues and has incurred significant cumulative cash losses. Accordingly, the Company may be dependent in future periods upon its current management and/or significant stockholders to provide additional working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant stockholders to provide sufficient working capital, if necessary, to support and preserve the integrity of the corporate entity; however, there is no legal requirement


(3)  Results of Operations, Plan of Operation, Liquidity and Capital Resources

In February 2001, the Company's Board of Directors resolved to cease all operations related to educational activities and to pursue either the merger with or acquisition of an unrelated operating entity to enhance the value of the public entity. As of March 31, 2001, the Company had ceased all operations, terminated all employees and began to settle the remaining accounts of the Company. As of June 30, 2002, the Company had only nominal assets, no liabilities and no business operations.

During the quarter ended June 30, 2002, the Company incurred general and administrative expenses, principally related to complying with the Regulatory financial reporting requirements of approximately $27,000, or a net loss per share of approximately $0.159 per share.

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

Part II - Other Information

Item 5 - Other Information

On August  13,  2001,  the  Company's  Board of  Directors  made a  decision  to
terminate  the  services  of  its  independent   certified   public   accounting
firm,Tanner + Co of Salt Lake City, Utah (Tanner).

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

On July 23, 2002, the Company was informed by Scott H. Hatfield, CPA, that his firm resigned as the Company's independent public accountant.

The latest audit report of S.W. Hatfield, CPA for the most recent fiscal year included an explanatory paragraph concerning the Company's ability to continue as a going concern. During the most recent fiscal year and during the interim period from March 31, 2002 until June 23, 2002, the Company has not had any disagreements with the auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures that would require disclosure in this current report. During such period, there were no reportable events as described in Item 304 (a) (1) (v) of Regulation S-K. The auditor did not report on the Company's financial statements for the fiscal year ended March 31, 2001.

On July 26, 2002, Registrant retained the accounting firm of Parks, Tschopp, Whitcomb & Orr, Maitland, Florida as its independent auditors for the fiscal year ending March 31, 2003. The Board of Directors of Registrant approved the selection of Parks, Tschopp, Whitcomb & Orr as new independent auditors. During the Company's two most recent fiscal years ended March 31, 2002, and the subsequent interim periods through the date of this Report, the Company did not consult with Parks, Tschopp, Whitcomb & Orr regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 6 - Exhibits and Reports on Form 8-K

     Exhibits

     Exhibit 99.1- Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of the Corporation.

     Exhibit 99.2- Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of the Corporation.


     Reports on Form 8-K - none

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Lucas Educational Systems, Inc.

August 7, 2002                                   /s/ Kevin B. Halter
                                                 ------------------------
                                                 Kevin B. Halter
                                                 President, Director and
                                                 Chief Accounting Officer