Form 10QSB
period 2002-09-30
LUCAS EDUCATIONAL SYSTEMS INC
filed 2002-11-04
CIK 925663

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


                For the quarterly period ended September 30, 2002


         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                                    ---------
                                    OF 1934


          For the transition period from _____________ to _____________

--------------------------------------------------------------------------------


                         Commission File Number: 0-24374
                                                 -------

                         Lucas Educational Systems, Inc.
        (Exact name of small business issuer as specified in its charter)

             Delaware                                     62-1690722
     ------------------------                     ------------------------
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

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 31, 2002: 192,063


         Transitional Small Business Disclosure Format (check one): YES    NO X
                                                                       ---   ---

                         Lucas Educational Systems, Inc.

              Form 10-QSB for the Quarter ended September 30, 2002

                                Table of Contents


                                                                          Page
Part I - Financial Information

   Item 1  Financial Statements and Notes to Financial Statements           3

           Consolidated Balance Sheets                                      3
           Consolidated Statement of Operations                             4
           Consolidated Statement of Cash Flows                             5
           Notes to Consolidated Financial Statements                       6

   Item 2  Management's Discussion and Analysis of Financial Condition
              And Results of Operations                                     8

Part II - Other Information

   Item 6  Exhibits and Reports on Form 8-K                                10


Signatures                                                                 10

Certification Pursuant to 18 USC, Section 1350, s Adopted Pursuant
    to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002              11


Item 1 - Part 1 - Financial Statements


                         Lucas Educational Systems, Inc.
                          (a development stage company)
                           Consolidated Balance Sheets
                        Sept.30, 2002 and March 31, 2002

                                   (Unaudited)

                                                               Sept. 30,      March 31,
                                                                  2002           2002
                                                              -----------    -----------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                   $        18    $        46
   Prepaid expenses                                                  --             --
                                                              -----------    -----------
     Total Current Assets                                              18             46
                                                              -----------    -----------

Other Assets
                                                              -----------    -----------
     Total Other Assets                                              --             --
                                                              -----------    -----------

Total Assets                                                  $        18    $        46
                                                              ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------

Current Liabilities
   Accounts payable - trade                                   $     7,721    $     4,644
   Accrued office compensation                                       --           24,500
   Due to affiliates                                               15,188          5,242
                                                              -----------    -----------
                                                                   22,909         34,386
Commitments and Contingencies

Shareholders' Equity Preferred stock - $0.001 par value
     10,000,000 shares authorized;
     no shares issued and outstanding                                --             --
   Common stock - $0.001 par value
     100,000,000 shares authorized
     192,063 and 166,951 shares
     issued and outstanding, respectively                             192            167
   Additional paid-in capital                                   3,336,706      3,289,231
   Deficit accumulated during the development stage            (3,359,311)    (3,323,260)
                                                              -----------    -----------
                                                                  (13,444)       (33,862)
   Treasury stock (500 shares at cost)                               (478)          (478)
                                                              -----------    -----------
     Total shareholders' deficit                                  (22,891)       (34,340)
                                                              -----------    -----------

Total Liabilities and Shareholders' Deficit                   $        18    $        46
                                                              ===========    ===========


The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.


                         Lucas Educational Systems, Inc.
                          (a development stage company)
                      Consolidated Statements of Operations
                           Six and three months ended
                             Sept. 30, 2002 and 2001

                                   (Unaudited)


                                            Six months        Six months      Three months      Three months
                                              ended             ended             ended             ended
                                         Sept. 30, 2002    Sept. 30, 2001    Sept. 30, 2002    Sept. 30, 2001
                                         --------------    --------------    --------------    --------------

Revenues                                 $         --      $         --      $         --      $         --
                                         --------------    --------------    --------------    --------------
Gross Profit                                       --                --


Operating expenses
   General and administrative expenses           36,051            32,216             8,969             3,857
                                         --------------    --------------    --------------    --------------

Loss from Operations                            (36,051)          (32,216)           (8,969)           (3,857)

Other income
   Interest income                                 --               1,960              --                --

                                         --------------    --------------    --------------    --------------

Loss before provision for income taxes          (36,051)          (30,256)           (8,969)           (3,857)

Provision for income taxes (benefit)               --                --                --                --
                                         --------------    --------------    --------------    --------------

Net Loss                                 $      (36,051)   $      (30,256)   $       (8,969)   $       (3,857)
                                         ==============    ==============    ==============    ==============

Loss per weighted-average share of
   common stock outstanding,
   computed on Net Loss - basic
   and fully diluted                     $         (.20)   $         (.20)   $         (.05)   $          nil
                                         ==============    ==============    ==============    ==============

Weighted-average number of shares
   of common stock outstanding                  181,300           166,951           192,063           166,951
                                         ==============    ==============    ==============    ==============



The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.


                         Lucas Educational Systems, Inc.
                          (a development stage company)
                      Consolidated Statements of Cash Flows
                     Six months ended Sept.30, 2002 and 2001

                                   (Unaudited)


                                                       Six months       Six months
                                                         ended            ended
                                                     Sept.30, 2002    Sept.30, 2001
                                                     -------------    -------------
Cash Flows from Operating Activities
   Net Loss                                          $     (36,051)   $     (30,256)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Exchange of assets for services                      23,000            3,403
       Stock compensation                                     --
       (Increase) Decrease in
         Prepaid expenses and other                         31,743
       Increase (Decrease) in
         Accounts payable and accrued liabilities            3,077          (15,052)
                                                     -------------    -------------

Net cash used in operating activities                       (9,974)         (10,162)
                                                     -------------    -------------

Cash Flows from Financing Activities
   Cash advanced by affiliate                                9,946            1,496
                                                     -------------    -------------

Net cash provided by financing activities                    9,946            1,496
                                                     -------------    -------------

Decrease in Cash and Cash Equivalents                          (28)          (8,666)

Cash and cash equivalents at beginning of period                46            9,385
                                                     -------------    -------------

Cash and cash equivalents at end of period           $          18    $         719
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

2.  Income taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At Sept. 30, 2002 and 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes.

     As of Sept. 30, 2002, the Company has only nominal net operating loss carryforwards as a result of the June 2001 change in control. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods in the event of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
(loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of Sept. 30, 2002, the Company has no outstanding warrants and options issued and outstanding.


Note D - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Note E - Income Taxes

The components of income tax (benefit) expense for the three months ended September 30, 2002 and 2001, respectively, are as follows:

                                                           Sept.30,    Sept.30,
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
                                                           ========    ========

As of Sept. 30, 2002, as a result of a June 2001 change in control, the Company has a net operating loss carryforward of approximately $48,000 available to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2021. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the six months ended Sept.30, 2002 and 2001, respectively, are as follows:

                                                           Sept.30,    Sept.30,
                                                            2002        2001
                                                           --------    --------
Statutory rate applied to income before income taxes       $ 12,200    $ 10,300
Increase (decrease) in income taxes resulting from:
     State income taxes                                        --          --
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward   (12,200)    (10,300)
                                                           --------    --------

       Income tax expense                                  $   --      $   --
                                                           ========    ========

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2002 and March 31, 2002, respectively:


                                                            Sept.30,   Sept. 30,
                                                              2002        2001
                                                           ---------   ---------
      Deferred tax assets
        Net operating loss carryforwards                   $  16,000   $    --
        Less valuation allowance                             (16,000)       --
                                                           ---------   ---------

      Net Deferred Tax Asset                               $    --     $    --
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

During the quarter ended Sept.30, 2002, the Company incurred general and administrative expenses, principally related to complying with the Regulatory financial reporting requirements of approximately $8,969, or a net loss per share of approximately $.05 per share.

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

Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

   Exhibits

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



   Reports on Form 8-K - none


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Lucas Educational Systems, Inc.

November 4, 2002                                  /s/ Kevin B. Halter
                                                 -------------------------
                                                 Kevin B. Halter
                                                 President, Director and
                                                 Chief Accounting Officer

                                  CERTIFICATION

I, Kevin B. Halter, certify that:



1. I have reviewed this quarterly report on Form 10-QSB of Lucas Educational Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  November 4, 2002

                                                      /s /Kevin B. Halter
                                                     --------------------
                                                     President