Form 10QSB/A
period 2002-09-30
LUCAS EDUCATIONAL SYSTEMS INC
filed 2002-11-13
CIK 925663

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

Item 3  -  Controls and Procedures

Within the 90 days prior to the filing date of this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of
1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in the paragraph above, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

                                                 Lucas Educational Systems, Inc.

November 13, 2002                                 /s/ Kevin B. Halter
                                                 -------------------------
                                                 Kevin B. Halter
                                                 President, Director and
                                                 Chief Accounting Officer

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

     Date:  November 13, 2002

                                                      /s /Kevin B. Halter
                                                     --------------------
                                                     President