Form 10KSB
period 2002-12-31
FANTATECH INC
filed 2003-04-15
CIK 925663

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549



                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended  December 31, 2002

OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                  to
                              ------------------  ------------------

                         Commission file Number   0-24374
                                               -------------

                                 FANTATECH, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

         Delaware                                                 62-1690722
-----------------------------------------------              -------------------
(State or other Jurisdiction of Incorporation)               (I.R.S. Employer
                                                             Identification No.)


Flat K, 12/F., International Industrial Centre,
    2-8 Kwei Tei St., Fo Tan, Shatin, N.T.,
                   Hong Kong
-----------------------------------------------              -------------------
        (Address of Principal Executive Offices)                   (Zip Code)


                                 (604) 438-3598
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                      Name of Each Exchange
        Title of Each Class                            on Which Registered
-------------------------------------          ---------------------------------
-------------------------------------          ---------------------------------

Securities registered under Section 12(g) of the Exchange Act:


--------------------------------------------------------------------------------
                                (Title of Class)


--------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes   X     No
   -------    -------

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-SKB. |X|

         State issuer's revenue for its most recent fiscal year  $5,785,510
                                                                  ---------

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity as sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $11,816,216 based on a closing bid price of $.40 on April 11, 2003.



                      APPLICABLE ONLY TO CORPORATE COMPANY

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 2002 there were 40,192,063 shares outstanding

         Transitional Small Business Disclosure Format (check one):

Yes   X     No
   -------    -------

                                 FANTATECH, INC.
                                   FORM 10-KSB
                                      INDEX

                                                                            Page
                                                                            ----

                                     PART I

Item 1.   Description of Business..............................................1

Item 2.   Description of Properties...........................................13

Item 3.   Legal Proceedings...................................................13

Item 4.   Submission of Matters of a Vote of Security Holders.................13

                                     PART II

Item 5.   Market for Company's Common Equity and Related
          Stockholder Matters.................................................13

Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................15

Item 7.   Financial Statements................................................18

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.................................19

                                    PART III

Item 9.   Directors and Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act...................19

Item 10.  Executive Compensation..............................................21

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stock Matters...........................................21

Item 12.  Certain Relationships and Related Transactions......................22

Item 13.  Exhibits, List and Reports on Form 8-K..............................22

Item 14.  Control Procedures..................................................23

Signatures        ............................................................24

Financial Statement..........................................................F-1

                                     PART I
ITEM 1.  DESCRIPTION OF BUSINESS

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company's future financial performance. The Company has attempted to identify forward-looking statements by terminology including "anticipates," "believes," "expects," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predict," "should" or "will" or the negative of these terms or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company expectations are as of the date this Form 10-KSB is filed, and the Company does not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-KSB is filed to confirm these statements to actual results, unless required by law.

Company History

         Fantatech, Inc., formerly Lucas Educational Systems, Inc., ("Fantatech" or the "Company") was founded in 1996 by Jerry R. Lucas to commercialize the learning techniques developed by Mr. Lucas over 30 years of research and experimentation. In December 2000 the Company announced its intention to seek additional funding to allow it to exit the development stage and build a sales and marketing organization. On February 28, 2001, the Company announced that it had been unsuccessful in raising the necessary funding. Further, the Board resolved that the Company maximize its value by ceasing current operations and pursue a merger candidate that might value the public entity after the current operations had been removed. All employees were terminated, Mr. Lucas resigned from the Board and the remaining Board members proceeded to wind down the operations in an orderly manner to maximize the residual value of the public entity.

         On June 19, 2001, Halter Capital Corporation purchased 1,687,178 shares of common stock from various shareholders, thereby acquiring approximately 50.5% of the outstanding shares of the corporation. All of the existing officers and directors resigned and were replaced by a new management team, Messrs. Kevin B. Halter and Kevin Halter, Jr.

         On November 6, 2002 (the "Closing Date") pursuant to the terms a Share Exchange Agreement, dated as of November 6, 2002 (the "Exchange Agreement") by and among the Company, Halter Capital Corporation, a Texas corporation, Kevin Halter and Fang Dehou ("Dehou"), Li Ming ("Ming") and Lui Lingxiao ("Lingxiao") (Dehou, Ming and Lingxiao are herein referred to collectively, as the "Intsys Shareholders"), the Company acquired (the "Acquisition") from the Intsys Shareholders all of the issued and outstanding capital stock of Intsys Share Limited, a British Virgin Islands corporation ("Intsys"). As consideration for the shares of Intsys, the Company issued 40,000,000 shares of common stock to the Intsys Shareholders and certain designees of the Intsys Shareholders. The consideration for the Acquisition was determined through arms length negotiations between the management of the Company and the Intsys Shareholders.

         On the Closing Date, Mr. Kevin B. Halter and Mr. Kevin Halter, Jr. resigned from the board of directors and Mr. Jinqiang Zhang, Mr. Guangwei Liang, Mr. Liechong Li, Mr. Xinan Hu and Mr. Ming Li became members of the board of directors of the Company. The newly elected directors then appointed Mr. Zhang as Chairman of the Board, Mr. Liang as Vice Chairman of the Board and Chief Executive Officer, Mr. Li as Chief Operational Officer, Ms. Fengming Peng as Chief Financial Officer and Mr. Jianguo Cheng as the Corporate Secretary.

         Until the Closing Date, the Company had only nominal assets and liabilities and no business operations. As a result of the Acquisition, the Company continued the business operations of Intsys. Intsys owns 65.41% of Shenzhen Digitainment Co., Ltd. ("SDCL"). As such the information disclosed in this report relates to the Company's operation of SDCL. The financial statements are the results of operations for SDCL.

         On  January  29,  2003,  the  Company   changed  its  name  from  Lucas
Educational Systems, Inc to Fantatech, Inc.

         SDCL is headquartered in China and is engaged in the development of hi-tech entertainment and amusement products, including 4D theater, digital film, indoor entertainment center and large size indoor attractions, intelligent low voltage engineering, theme sites projects and the exploitation, design and production of computer systems integration projects.

         In August 2002, Intsys formed Hytechnology Limited in Hong Kong. Hytechnology Limited is 99% owned by Intsys and is engaged in the sales and marketing of the products of SDCL outside the United States of Amercia (excluding China).

         In September 2002, Intsys acquired a 70% equity interest in Hytechnology, Inc., a Delaware corporation, from a third party for $172,000. Hytechnology, Inc. is engaged in the sales and marketing of the products of SDCL in the United States of Amercia.

         As of December 31, 2002, the organization chart of the Company is as follows:
                                ---------------
                                Fantatech, Inc.
                                ---------------
                                        |
                                        |
                                        |100%
                              --------------------
                              Intsys Share Limited
                              --------------------
                                        |
                                        |
        -------------------------------------------------------------
        |                               |                           |
        |                               |                           |    56.41%
        |   70%                         |99%              ----------------------
-----------------              -------------------                Shenzhen
Hytechnoloy, Inc.              Hytechnoloy Limited        Digitainment Co., Ltd
-----------------              -------------------        ----------------------


INDUSTRY BACKGROUND

         The entertainment products in earlier decades mainly focused on single-track rides such as roller coasters, rotating horses and corsairs which produced the novelty of rectilinear or rotating mechanical movement. Though these products are still in use today, the development and maturity of electron and control technology allowed us to adopt many hi-tech effects using light, sound, external decorations which greatly improved the entertainment experience as well as allowing increased safety, reliability, enjoyment and excitement.

         The  invention  of  computers   greatly  improved  the  performance  of
entertainment facilities and further allowed us to utilize technologies in computer powered digital control, sound, light and digital imagery and ultimately made it possible for us to form a new generation of integrated entertainment facilities. From the 1970s, development of simulation technology, followed naturally by the dynamic-simulation amusement attraction, proved to be the outcome of symbiotic applications of modern hi-tech computer-controlled, hydraulics, digital imagery and Hi-Fi sound. Also, computer networking technology and the Internet are the latest pieces of technology, widely supplied to all industries including the amusement industry, resulting in the reality of network-linked series of amusement products. Computer, video and film technology based interactive and dynamic entertainment products have become more and more popular in the entertainment industry.

Business Scope

         The Company designs, developments and produces of hi-tech entertainment and amusement products. Its optimal integration team is experienced and creative in software, film production and some comprehensive serial products involved with wide range field and specialty, including computer, video and film, simulation, artificial intelligence and system integration. The Company has already successfully launched a series of hi-tech popular amusement and entertainment products that are presently applied in many theme parks, entertainment centers and shopping malls worldwide. Many years ago, the Company realized the impending increase of scientific and technical requirements for amusement products as well as the developing trend of multiple technique application on digital film and virtual reality. After many years, the Company has developed the capabilities of scheming, designing, producing, and managing CG technology based hi-tech entertainment products, and we are among the few hi-tech companies in the world who can create an entire system of works on large size indoor attraction design.

         The main business scope of the Company can be divided into three parts:

         o 4D Theater

         4D Theater is one of the major entertainment products developed and produced by the Company. 4D Theater is traditional 3D theater, known as stereo film, updated by adding such special effects as vibration, falling, wind blowing, water spraying and leg ticklers, and combined with other simulations like virtual fog, rain, lightning, air bubbles, and smell, which provide a unique performance and rendering effect to the plots in movies. The Company has pushed forward the standards for 4D theater into the next generation with the introduction of the first cylindrical screen in the world for the 4D theater, which greatly widen the visual field of the audience and solves the plane motion limitation of only moving in a perpendicular direction to the screen inherent in Flat Screen 4D theater. The Company has already successfully installed more than twenty 4D theaters worldwide, including Saudi Arabia, Taiwan, South Korea, USA, Canada, Venezuela, Italy, Kuwait, Philippine and China.

         o FantaWild's HiTech Family FunPlex

         FantaWild's HiTech Family FunPlex is a middle size indoor entertainment center, which is made up of 25 attractions organized into 7 sections: Cartoon City, Virtual Sports, Magic Picture Land, 3D Zone, Cyberfield, Story House and 4D Theater. The Company distributes FunPlex by the means of direct sale and revenue sharing. In the way of revenue sharing, the Company invests all the equipment in FunPlex and is responsible for on-site installation, maintenance and update during the cooperation period. Its partner will be responsible for ground works, decoration, advertisement and daily management. The Company will recoup the capital outlay by collecting a proportion of monthly revenue.

         o Large Size Indoor Attraction

         Large size attractions are the main parts of theme park and recreation facilities which bring large numbers of tourists and increase entertainment revenues. Only a few companies have the ability to design and produce the large size attraction is due to technical difficulty and development complication. With many years effort, the Company has developed the capabilities of scheming, designing, producing, and managing large-size attractions. 4D Ride Dino-Rampage and Floating Sphere 4D Theater are two large size indoor attractions completely developed by the Company.

PRODUCT INTRODUCTION

         o FantaWild 4D Theater System

         a.       FantaWild 4D Theater

         The Company manufactures and installs all of the equipment needed for a FantaWild 4D Theater system. 4D theater is an ultimate sensory experience that uses several different 3D technologies to create a unique and engaging visual and audio experience. The essential distinction between a 4D theater and a 3D theater is the former's use of additional "4D" effects. Examples of 4D effects include special effect chairs that can vibrate, simulate falling, spray water, blow wind and tickle the viewer's legs when activated, and environmental effects such as the generation of air bubbles, snowflakes, smoke and fog and also smells. In a 4D theater, 4D effects are synchronized with the on-screen action to produce a customized entertainment attraction that totally immerses the viewer within the reality of the film experience.

         To satisfy the varied needs of consumers, the 4D theater is also capable of utilizing different formats, such as advancing from flat screen theater to cylindrical screen theater. Various motion bases, rotating bases, and tracking cars also have been introduced to coordinate the plots in movies. Cylindrical screen 4D theaters with larger diameters and multiple screens will likely become the industry standard for companies that want to provide consumers with a totally immersing theatrical experience that represents an alternative to the traditional film experience.

         The FantaWild 4D Theater systems are classified as either Flat Screen 4D or Cylindrical Screen 4D (respectively called F series and C series in short) according to the screen forms. Each series includes two types, namely film and video projection. Each type in the flat screen series is classified into different models according to the size of the screen. Each type in the cylindrical screen series changes with the screen radian, diameter and whether it is motion-base equipped.

         Flat screen 4D theater applies the conventional film play mode, with a screen aspect ratio of 16:9. Because of the non-curvature of a flat screen 4D theater, the audience's vision is generally limited to a smaller range when they watch a 4D movie and objects in the movie move only in a perpendicular direction to the screen. Without the special effect chairs supplied by Intsys, a flat screen 4D theater would not be any different from a traditional theater.

         The major difference between the flat screen 4D theater and cylindrical 4D theater is that the cylindrical screen used in the latter type of theater is not kept in one specific plain area, but rather at a section of one circle. In a FantaWild Cylindrical Screen 4D Theater, the motions of 3D objects in a movie are not limited to one plane. The elimination of the plane motion limitation of only moving in a perpendicular direction to the screen, and the ability to generate many other different motions like crossing and circling, are the two principles underlying 4D cylindrical technology. In a FantaWild Cylindrical Screen 4D Theater, movie images are seamlessly blended and the screen is made of high quality unified gain material with audio sound speaker holes in its surface. To satisfy the visual requirements of the audience when they view cylindrical screen movies, the Company also has specially designed and manufactured proprietary cylinder-polarizing glasses to view the cylindrical pictures.

         The Company provides a multi-channel surround sound system that uses a digital memory and play system in its 4D theaters. The multi-channel digital surround sound system is designed to precisely locate the moving 3D objects that are produced on a FantaWild Cylindrical 4D Screen Theater. The Company offers an entire package to produce and develop a FantaWild client's sound system to fit each movie plot shown in a FantaWild 4D Theater.

         Each FantaWild 4D Theater system comes equipped with special effect chairs designed to simulate natural phenomena. Through the use of a special effect control system (SPECON) provided by the Company, special effects are added to the performance of the movie plots so that each viewer has a virtual, life-like experience. The FantaWild 4D Theater chairs can generate five different special effects (vibration, falling, water spraying, wind blowing and leg ticklers) all of which are controlled by the SPECON. Using the SPECON, the program and time length of each effect can be adjusted to match different visual and sensory feelings. The special effect chairs installed with a FantaWild 4D Theater are designed so that there can be three to five chairs in one group. The groups can be arranged or combined to suit the needs of different theaters.

         The Company also offers environmental effects equipment options as part of its 4D theater packages to greatly enhance the theater atmosphere provided to audience members. The equipment can supply FantaWild clients includes: (1) An air bubble generator; (2) a strobe generator; (3) a smoke and fog generator; (4) a snowflake generator; and (5) a smell generator. A setting generator that generates the settings according to the film plot is also provided along with each environmental effects equipment option.

         b.       FantaWild 4D Films

         The Company's related company, Shenzhen Huaqiang Digital Movie Company Limited, independently creates and produces three to five new 4D films a year for exclusive distribution and exhibition at FantaWild 4D Theaters. FantaWild clients can lease films on a yearly basis through the Company. The current library of films includes "Dino-Rampage" (a futuristic film about dinosaurs spread over the city due to an accident in a museum and how people combat with all kinds of dinosaurs), "Escape from Bane Manor" (a horror film set in a Victorian castle), "Strategic Command" (an action-packed film about two fictional warring factions), "Deep Sea Adventure" (a futuristic movie about a young man's adventurous and romantic exploration of deepsea life), "UFO Space Flight" (a film about space travel and alien life), "An Ode to Life" (a film that journeys through the annals of time, from the creation of the universe to the rule of the dinosaurs) and "Legend of Pyramid" (a mystery-filled, action-adventure film set in ancient Egypt).

         FantaWild's HiTech Family FunPlex

         FantaWild's HiTech Family FunPlex is an advanced family entertainment center. The minimum FunPlex covers about fifteen thousand (15,000) square feet with capacity of approximately 500 persons.

         The FantaWild FunPlex is made up of 25 attractions organized into 7 sections as follows:

         3D Zone: 3D technology is the common technological characteristic for all attractions in 3D Zone. Tourists need to wear polarized glasses and will enjoy games of virtual reality. Advanced technology is prevalent throughout these attractions that are all novel in format and scenario and are thus extremely exciting. Computer technology combining with dynamic motion bases as well as special effects sounds and lights enable tourists to experience unsurpassed stimuli with its video and audio. There are six attractions in 3D Zone namely the Target 3D shooter game, the Game 3D arcade cabinets, VR Helm War, Jungle Adventure, VR- Helicopter and City Hero.

         Magic PictureLand: Magic PictureLand is a place where you can bring your creativity and imagination into play. The attractions in Magic Pictureland mainly utilize the computer and image processing technologies to manipulate images of people to create photos with special effects. You can create your photo and completely change your surroundings and appearance. There are two attractions in this section: The Magic Photo Shop and Smart Artist.

         Cartoon City: All the attractions are in Cartoon-influenced, which is simple and interesting for the young children. The children come into the cartoon paradise when they enter this area. Cartoon City is composed of seven attractions namely: The Cartoon Studio, Big Mouth, Ali Baba's Cave, Jungle Drum King, Rolling Stone and Pterodactyl Island.

         Virtual Sports: A combination of many virtual reality sports games, the Virtual Sports area will give players many indoor and outdoor activities without having to be there. Novice players can try out many hazardous and difficult real-life sports with perfect ease and safety; and without any practice, professional training or expensive equipment. Virtual sports is composed of seven attraction namely VR-Bowling, VR-Football, VR-Rafting, VR-Glider, VR-Fighter, Bicycle Challenging and Speedway.

         Cyberfield: Cyberfield is an area in which up to five visitors at a time can play a multi-networked computer style interactive 4D videogame. Players sit in specially molded battle chairs and the cockpit's features will simulate being inside of the robot's control center. Inside, the view screen is a porthole and the walls are filled with many indicators, alarm lights and instruments; all of which are interactive with the computer game. The indicators show damage, distance to the enemy, ammo and energy levels. The biggest characteristic of this attraction is group participation.

         Story House: A magical theater where the technology of illusionary images is applied. The oriented sound and the dynamic motion chair technology with the special effects lighting construct a dreamy atmosphere of a fairy tale. Stories with different subjects are told coinciding with the image on the screen. The program begins when the tourists are seated. The story is told by a sweet voice and the image appears on five different screens, each portraying a different image. In sync with the image, the voice comes around the tourists from different areas and distance, creating a story world. Meanwhile, the special 4D seats can make such special effects as shaking, falling, leg ticklers and water spraying according to the scenario.

         FantaWild 4D Theater: The cylindrical screen provides a wider viewing area than normal movie theaters, which was invented by Intsys first in the world and international patent has been claimed for it. Moreover, 4D chairs can produce such special effects as vibration, falling, wind blowing, water spraying and leg ticklers. When these effects are combined with other simulations like virtual fog, rain, lightning, air bubbles, and smell, they provide a unique performance and rendering effect to the plots in the movies. Audiences will have both visual and sensory experiences while they are watching the movies.

         Ideal as a tourist attraction, the FunPlex comes equipped with a computerized management system that facilitates organization and administration of the day-to-day FunPlex business. The system can be used to print daily computer-generated reports featuring revenue information and data on each day's top-performing attraction and peak operating hours. FunPlex visitors can pay by buying credits on a Fanta-Transporter card, which they can swipe at each attraction. The FantaWild FunPlex system also offers gift certificates to visitors to encourage repeat business.

         Large Size Indoor Attraction

         a.       4D Ride Dino-Rampage

         4D Ride Dino-Rampage is a large-size indoor modern attraction which integrates the elements of 3D animated movie clips, crafted dioramas, dynamic motion cars, disaster imitation and various performance tricks. 4D Ride Dino-Rampage can facilitate 96 persons simutanously and the peak circulation is 1440 man times per hour. The peak circulation of it can reach 14,400 man times per day.

         The story premise underlying this attraction is that in the year 2020, a time in which humanity has made a great achievement in the field of biotechnology, the Municipal Museum has performed a series of experiments regarding the incubations of ancient dinosaur eggs and embryos that have received worldwide media attention. Just as the scientists at the museum are on the verge of a breakthrough, an unexpected event occurs in which the genes of the dinosaur embryos mutate radically and develop into actual live, dinosaurs over the course of one night. The dinosaurs break out of the museum and proceed to wreak havoc throughout the streets of the city.

         To experience the 4D Ride Dino-Rampage, tourists board a twelve-seat capacity aero-bus that is a dynamic motion car. The car allows three degrees of movement including swaying left/right, pitching up and down, and rotating. A falling feature is also built into each car seat. All car movements are computer-controlled and are synchronized to the various scenes of the movie images projected on 4D theater screens that are strategically placed in various locations throughout the attraction site. As the tourists ride through the attraction, they experience 3D animated movie clips that are blended to look consistent with the actual outdoor city scene through which they are moving.

         Special effects features are an integral part of the 4D Ride Dino-Rampage. Such effects include large amounts of vapor (generated from a smoke machine) and electrical sparks (simulated by short-circuited powerlines that emit showers of sparks). The special effects are nealy through the whole attraction and skillfully absorbed into the film plotlines to enhance the realism of the attraction for the tourists.

         b.       Floating Sphere 4D Theater

         The FantaWild Floating Sphere 4D Theater is a new type of 4D theater that integrates such hi-tech elements as 3D visuals, spherical theater screen, large lifting mechanisms and on-site special effects. Owing to its ingenious and spectacular design, it represents the cutting edge of state-of-the-art technology in the modern entertainment industry and is now a new milestone in the theater technology and development.

         Floating Sphere 4D Theater covers about sixteen thousand (16,000) square feet (82 feet long) and is composed of huge hemispherical screen, dynamic motion-chair suspending system, rotating platform, special effects system and 3D animated movie content. Floating Sphere 4D Theater can facilitate 60 persons simultaneously and the peak circulation per hour is 420 man times. The peak circulation of it can reach 4200 man times per day.

         With a hemispherical shaped screen, 3D visuals and a mid-air suspended viewpoint, the Floating Sphere 4D Theater will let audiences feel like they are birds flying through the air!

PRODUCT QUALITY

         The Company has a reputation for creating and producing premium quality 3D and 4D entertainment that represents the cutting-edge in product design and technological development for entertainment and recreation-oriented centers. Through on going research and development efforts and the use of an optimal integration team with considerable experience in the diverse fields of entertainment, technology and design, the Company is setting the standards for 4D theaters systems as well as advanced theme park attractions and recreational project design.

         The Company sets up a complete  quality  management  system,  which can fully meet the requirements of production. There are several different principals applied in the process control of development and production. The whole process, including supplier authentication, contract examining, product design, production, test, after sale service and etc are under the effectual control. Furthermore, the Company attaches importance to standardization of product research and development and production. Considering the international distribution, all the products are developed and produced according to relevant international standards.

         The Company always takes customer satisfaction as the sole tenet. All the products sold by the Company are highly commented by the customer due to their high product quality and good service.

PRODUCTION

         The Company develops, designs and assembles all of the key elements and proprietary components of its 4D theater systems, middle size in-door entertainment center and large size attractions. The manufacturing plants are located in Shenzhen, China.

         Most parts of products including software, hardware, electronic control systems, mechanics, etc. are developed and produced by the Company itself. The Company also uses materials readily available from the market, which include well-developed software, computer accessories and parts. For certain processes which involve a lot of manpower such as metal works, decorating and packaging, the Company sub-contracts to other third party factories.

         However, no matter whatever the parts of the products are produced, the final assembly, testing, quality control, etc. processes are done within the Company's own plants.

         The Company's whole production is carried out within the following departments:

         o        Research and Development Center

         o        Video/Movie/Program Production Center

         o        Technical Design Center

         o        Mechanics Processing Center

         o        Product Assembly Center

         o        Quality Control Center

         We also create and produce entertainment content that is financed internally to accompany product systems. We rely on the strength of our optimal integration team to develop such content through the combined use of their skills in technology and story development.

TRANSPORTATION AND DISTRIBUTION

         We transport, configure and install all of the equipment necessary to run the 4D theater systems, middle size indoor entertainment center and large size indoor attractions. We also distribute entertainment products under cooperation agreements that we invest with entertainment products and recoup the capital outlay by collecting the monthly revenue of these attractions or lease agreements that providesome entertainment products and 4D films on the base of certain lease fee.

RAW MATERIALS

         Raw materials used include:

         o Computer hardware including main board, CPU, hard disk, RAM and other parts

         o        Electronic components

         o        Optical projectors

         o        Optical or mechanical transducers

         o        Screens and displaying equipment

         o        Air pressure container

         o        Hydraulic systems

         o        Fiber or plastic parts

         o        Metal components or parts

         We purchase our raw materials from both large international corporations such as Intel, Seagate Technology Inc., as well as local corporations in China. There are multiple suppliers for all of our raw material and components and we have not experienced any supply interruptions.

MARKETING AND SALES

         Our sales and marketing strategies revolve principally around developing a reputable brand identity and ongoing customer relationships, in addition to continuously innovating and improving the quality of our products. We market our products through a direct sales force and marketing staff located in offices in Baldwin Park, California, Hong Kong and Shenzhen, China. In addition, through Hytechnology Inc., we have participated actively in international exhibitions such as IAAPA, Euro Amusement Show, NAB, Infocomm, AAE, E3, Fun Expo, etc. since 2001 to promote our proprietary products to the international markets. Our future plans to penetrate both international and local markets in years 2003 to 2004 are through the following actions:

         o Distribute twenty (20) FantaWild 4D Theaters worldwide by the means of direct sale or revenue sharing;

         o Set up twenty five (25) FantaWild's HiTech Family FunPlex worldwide by the means of joint venture, revenue sharing and direct sale;

         o Invest and operate an indoor theme park covering three hundred thousand (300,000) square feet in southern China. The theme park will include six large size attractions of 4D Ride Dino-Rampage, Floating Sphere 4D Theater, FantaWild's HiTech Family FunPlex, 4D Theater, Magic Theater (a theater combines the illusions and special effects with a live stage performance, in which the actor seems to control magical images and objects float through the air around him and the actor himself can appear and disappear suddenly) and Space Ship (a simulated Space shuttle that can facilitate many persons to experience a space travel from one planet to another planet);

         o Invest and operate an indoor amusement center covering seventy thousand (70,000) square feet in northern China. 4D Ride Dino-Rampage, Floating Sphere 4D Theater and FantaWild's HiTech Family FunPlex will be included in it.

CUSTOMERS

         Our institutional customers include recreation-oriented companies, theme/amusement park, entertainment center and individual investor.

REGULATION

         We are subject, from time to time, to various laws and regulations administered by various government bodies relating to the operation of our manufacturing and distribution facilities, as well as environmental and pollution control, including air emissions. We believe that we are in compliance with all governmental laws and regulations related to its products and facilities, and we do not expect to make any material expenditure in 2003 with respect to compliance with any such regulations.

RESEARCH AND DEVELOPMENT

         We are a hi-tech company specializing in entertainment product development and design with proprietary expertise in computer technology, video and film technology, simulation, artificial intelligence, and system integration. Our ongoing research and development program involves creating new products and modifying existing products to meet market demands and redesigning existing products to reduce the cost of manufacturing. The research and development department is staffed with experienced design engineers. The cost of research and development has been charged to operations.

STRATEGY

         Our strategy is to capitalize on our significant research and development capabilities and the strength of our optimal integration team to enhance the brand identity and achieve greater economies of scale. We are committed to developing innovative, cutting-edge 3D, 4D and other interactive simulation dynamic entertainment products that will define the next generation in entertainment industry.

COMPETITION

         We compete with a number of video game developers, digital film developers, game machine providers, indoor attraction manufacturers and also certain content providers servicing the entertainment markets. IWERKS Entertainment, Inc. is a main competitor of the Company in the 4D theater field. However, IWERKS only supplies flat screen 4D theater, whereas the Company provides both flat screen 4D theater and cylindrical 4D theater, emphasizing the latter. Moreover, the Company can develop and produce multiple types of hi-tech entertainment products, including 4D theater, middle size indoor entertainment center and large size indoor attraction as described above.

         We are not only a manufacturer of entertainment products, but also an investor capable of investing and operating our own entertainment centers and theme parks. We invest in the products we develop and produce, which are always the most advanced and attractive entertainment products as a result of our continuously updating the old ones and developing new ones.

         The R&D base and production base of the Company are located in the low cost region, such as China. So both the R&D cost and production cost are much lower as compared with our competitors. Thus the Company can provide its products at a competitive price. Its creative team always designs the most attractive entertainment products in high efficiency. Low cost, premium products quality, commitment to ongoing research and development and technological innovation, and the strength and creativity of our optimal integration team are factors in enabling the Company to compete.

PATENTS AND TRADEMARKS

         We have applied to the US Patent and Trademark Office ("USPTO") for the registration patent in the area of stereo cylindrical imaging. In addition, other invention such as new type entertainment simulation means and apparatus, interactive exercise bicycle etc. will be submitted to the USPTO for registration in the near future. We have also applied to the USPTO for the registration of the trademarks "FantaWild" and "FunPlex". All of these applications are still being processed and pending for approval.

EMPLOYEES

         As of March 13, 2003, we had 240 employees, 30 of which are involved in management and administration, 126 in research and development, 12 in sales and marketing and 72 in engineering and production. All employees are primarily based in Shenzhen, China but some management and sales staff work occasionally in the Company's offices in Hong Kong, China and Baldwin Park, California. We believe our relationship with our employees are good. Our employees are not represented by a collective bargaining organization and we have not experienced a work stoppage.

GOVERNMENTAL REGULATION OF OUR OPERATIONS IN CHINA

         Our corporate headquarters are located in Hong Kong and we run our international business operation out of an office located in Shenzhen, China. Accordingly, our operations must conform to the governmental regulations and rules of China.

         The Chinese Legal System

         The practical effect of the People's Republic of China legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws that are applied to our operation in China provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the United States. Similarly, the People's Republic of China accounting laws mandate accounting practices, which are mostly consistent with US Generally Accepted Accounting Principles. The China accounting laws require that an annual "statutory audit" be performed in accordance with People's Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People's Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation.

         Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign- Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Because the terms of the respective Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law, the Chinese minority partner in our joint venture companies will not assume a privileged position regarding such disputes. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

         Economic Reform Issues

         Although the majority of productive assets in China are owned by the Chinese government, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

o        We will be able to capitalize on economic reforms;
o The Chinese government will continue its pursuit of economic reform policies;
o        The economic policies, even if pursued, will be successful;
o        Economic policies will not be significantly  altered from time to time;
         and
o Business operations in China will not become subject to the risk of nationalization.

         Negative impact upon economic reform policies or nationalization could result in investment loss in our common stock.

         Since 1979, the Chinese government has reformed its economic systems. Because many reforms are unprecedented or experimental, they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect our operations.

         Over the last few years, China's economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government has taken measures to curb this excessively expansive economy. These measures have included devaluation of the Chinese currency, the Renminbi, restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

         To date reforms to China's economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to China's economic system will continue or that we will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

         China's Accession into the WTO

         On November 11, 2001, China signed an agreement to become a member of the World Trade Organization sometimes referred to as the WTO, the international body that sets most trade rules, further integrating China into the global economy and significantly reducing the barriers to international commerce. China's membership in the WTO was effective on December 11, 2001. China has agreed upon its accession to the WTO to reduce tariffs and non-tariff barriers, remove investment restrictions, provide trading and distribution rights for foreign firms. The tariff rate reductions and other enhancements will enable us to develop better investment strategies. In addition, the WTO's dispute settlement mechanism provides a credible and effective tool to enforce members' commercial rights. Also, with China's entry to the WTO, it is believed that the relevant laws on foreign investment in China will be amplified and will follow common practices.

ITEM 2.  DESCRIPTION OF PROPERTIES.

         Our  corporate  offices  are  located at Flat K,  12/F.,  International
Industrial Centre, 2-8 Kwei Tei St. Fo Tan Shatin N.T. Hong Kong. We lease several premises for factory and office as follows:

----------------- --------- ---------------- --------------------------- ---------------
                                  Area                                     Approximate
Location            Usage    (Square meter)     Expiry date of Leases     annual rental
----------------- --------- ---------------- --------------------------- ---------------
Shenzhen, China    Factory       773.51           September 9, 2003              $25,722
----------------- --------- ---------------- --------------------------- ---------------

Shenzhen, China    Factory      1,082.49          September 9, 2003              $26,606
----------------- --------- ---------------- --------------------------- ---------------

Shenzhen, China    Factory      1180.00      Expired, moving to a larger
                                                       premise                   $29,002
----------------- --------- ---------------- --------------------------- ---------------

Shenzhen, China     Office      1,770.96          February 28, 2004              $77,000
----------------- --------- ---------------- --------------------------- ---------------

Chengdu, China      Office         75              October 31, 2004               $2,600
----------------- --------- ---------------- --------------------------- ---------------

Beijing, China      Office         45             November 30, 2003               $5,000
----------------- --------- ---------------- --------------------------- ---------------

ITEM 3.  LEGAL PROCEEDINGS.

         We are not a party to any pending or to the best of our knowledge, any threatened legal proceedings. None of our directors, officers or affiliates, or owner of record or of more than five percent (5%) of our securities, or any associate of any such director, officer or security holder is a party adverse to ours or has a material interest adverse to ours in reference to pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of the fiscal year the only matter submitted to the shareholders for approval was our acquisition of the interest in Intsys pursuant to the Share Exchange Agreement. The matter was approved by shareholders holding a majority of our issued shares.


                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)      Market Prices of Common Stock

         Our common stock is traded on the Over-The-Counter Bulletin Board under the symbol "FNTA.OB". The following table sets forth the high and low sales prices for the shares of common stock as reported on the Over-The-Counter Bulletin Board for each quarterly period of the last two fiscal years. The sales prices listed below represent prices, adjusted for stock splits, between dealers without adjustments for retail markups, breakdowns or commissions and may not represent actual transactions.

                                                            Price Range
                                                       High             Low
         Fiscal Year Ended December 31, 2002
         First Quarter                                 0.32            0.22
         Second Quarter                                0.21            0.09
         Third Quarter                                  -                -
         Fourth Quarter                                0.40            0.25

         Fiscal Year Ended December 31, 2001
         First Quarter                                 0.15            0.07
         Second Quarter                                0.15            0.06
         Third Quarter                                 0.55            0.17
         Fourth Quarter                                0.40            0.25

(b)      Shareholders

         Our common shares are issued in registered form. Securities Stock Transfer, Dallas, Texas is the registrar and transfer agent for our common stock. As of March 15, 2003, there were 40,192,063 shares of our common stock outstanding and we had approximately 252 shareholders of record.

(c)      Dividends

         We have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our businesses. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be based upon our financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and any other factors that the board of directors deems relevant.

(d)      Penny Stock

         Until the Company's shares qualify for inclusion in the NASDAQ system, the public trading, if any, of the Company's common stock will be on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the common stock offered. The Company's common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If the Company's common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealer to trade and/or maintain a market in the Company's common stock and may affect the ability of the Company's shareholders to sell their shares.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying financial statements, as well as information relating to the plans of our current management.

OVERVIEW

         The Company entered into a Share Exchange Agreement, dated as of November 6, 2002 (the "Exchange Agreement") by and among the Company, Halter Capital Corporation, a Texas corporation, Kevin Halter and Fang Dehou ("Dehou"), Li Ming ("Ming") and Lui Lingxiao ("Lingxiao") (Dehou, Ming and Lingxiao are herein referred to collectively, as the "Intsys Shareholders"). Pursuant to the Exchange Agreement, on November 6, 2002 (the "Closing Date"), the Company acquired (the "Acquisition") from the Intsys Shareholders all of the issued and outstanding capital stock of Intsys Share Limited, a British Virgin Islands corporation ("Intsys"). As consideration for the shares of Intsys, the Company issued 40,000,000 shares of common stock to the Intsys Shareholders and certain designees of the Intsys Shareholders. The consideration for the Acquisition was determined through arms length negotiations between the management of the Company and the Intsys Shareholders.

RESULTS OF OPERATIONS

SALES

         The Company generated revenues of $5,785,510 for the fiscal year ended December 31, 2002, which was a $300,287 or 5% decrease from $6,085,797 for the fiscal year ended December 31, 2001. This is primarily due to the delay of the work schedule of certain contracts during the year. During the fiscal year 2002, two customers of ours accounted for approximately 21% and 15% of our total sales revenue.

GROSS PROFIT

         Gross profit margin has improved to 21% for the fiscal year 2002 from 17% for the fiscal year 2001. This is primarily due to a number of high-margin small projects (total contract values of which were below $240,000) which were both commenced and completed during the year. These high-margin small projects had an average gross profit margin of 53% and accounted for 9% of our total sales revenue for 2002, as compared to those in 2001 which had an average gross profit margin of 17% and accounted for 8% of total sales revenue for 2001.

SELLING AND MARKETING EXPENSES

         Selling and marketing expenses increased by $49,607 or 17% over the year to $335,811 for the year ended December 31, 2002 from $286,204 for the year ended December 31, 2001. This is due to the significant increase in exhibition expenses from $95,457 for the fiscal year 2001 to $138,048 for the fiscal year 2002, which were primarily incurred for our participation in a number of international exhibitions to promote our products during the year.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses decreased by $62,004 or 11% over the year to $506,654 for the year ended December 31, 2002 from $568,658 for the year ended December 31, 2001. The decrease is primarily due to the decrease in travelling expenses from $24,648 in 2001 to $3,200 in 2002.

INCOME FROM OPERATIONS

         As gross profit margin increased and selling and administrative expenses were maintained at similar levels, income from operations for the year increased by 88% to $392,047, as compared to $208,213 for the fiscal year 2001.

MINORITY INTEREST

         The Company recorded a minority interest of $115,870 and $104,356 for the fiscal years 2002 and 2001 respectively to reflect the interests of the minority shareholders in Hytechnology, Inc. (30%), Hytechnology Limited (1%) and SDCL (34.6%).

MERGER COSTS

         Expenses incurred relating to the merger with Intsys Share Limited amounted to $1,017,822 for the fiscal year ended December 31, 2002 whereas these expenses for the fiscal year ended December 31, 2001 estimated at $0.

OTHER INCOME (LOSS)

         There was no gain on sale of investment for the fiscal year ended December 31, 2002 as the Company has no longer invested in listed shares. All listed shares were sold during the fiscal year ended December 31, 2001 and a net gain on sale of investment of $81,178 was realized thereon.

         There was no loss on the disposition of fixed assets for the fiscal year ended December 31, 2002 as compared to the loss on the disposition of fixed of $44,001 for the fiscal year ended December 31, 2001.

         Interest expense for the fiscal year 2002 increased to $39,223 from $768 for the fiscal year 2001. This is primarily due to the new bank loan of $2,168,675 obtained in August 2002.

         Interest income for the fiscal year 2002 decreased to $7,951 from $29,306 for the fiscal year 2001 due to the decrease in interest rates and cash held in interest-bearing accounts.

INCOME TAX EXPENSE

         The Company is subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which each entity is domiciled. Intsys Share Limited is not liable for income taxes. The Company's 65.41% owned China subsidiary - SDCL is subject to Enterprise Income Tax in the China a rate of 15% on net income. However, based on the local tax rules, SDCL is entitled to a tax holiday for the first two years of its operations and a 50% reduction of the tax rate for the third through fifth years (years 2001 - 2003) of operations. The provision for taxes on earnings of SDCL for the years ended December 31, 2002 and 2001 was $39,936 and $24,961 respectively.

NET LOSS

         The Company recorded a net loss of $812,853 for the fiscal year ended December 31, 2002 as compared to a net profit of $144,341 for the fiscal year ended December 31, 2001. This is primarily due to the merger costs of $1,017,822 incurred in connection with our merger with Intsys Share Limited.

Financial Condition, Liquidity, Capital Resources

         For the fiscal year ended December 31, 2002, our operations generated net cash of $818,018, as compared to net cash of $950,324 used in the fiscal year ended December 31, 2001. After taking into effect the $1,017,822 non-cash merger costs incurred, this is primarily due to the significant increase in accounts payable in 2002 and the significant increase in inventory in 2001.

         As of December 31, 2002, we had cash on hand of $3,290,249 and a positive current ratio of 1.79.

         To finance the working capital requirement of a major project, the Company obtained a bank loan of $2,168,675 during the year. The loan bears interests at 5.31% per annum and is repayable on August 27, 2003. The loan is guaranteed by Shenzhen Huaqiang Holdings Limited, a related party. As a result of this bank loan, our gearing ratio (measured on the basis of total bank borrowings as a percentage of total shareholders' equity) was 90% as of December 31, 2002.

         We had no significant capital expenditure commitment outstanding as of December 31, 2002.

         During the fiscal year 2002, the Company issued 40,000,000 shares of common stock to the Intsys Shareholders and certain designees of the Intsys Shareholders as the consideration of the acquisition of all the issued and outstanding capital stock of Intsys in a reverse merger.

Inflation and Changing Prices

         Fluctuations of currency exchange rates between Renminbi and United States dollar could adversely affect our business since we conduct our business primarily in China, and the sale of our products to corporations in China are settled in Renminbi. The Chinese government controls its foreign reserves through restrictions on imports and conversion of Renminbi into foreign currency. Although the Renminbi to United States dollar exchange rate has been stable since January 1, 1994 and the Chinese government has stated its intention to maintain the stability of the value of Renminbi, there can be no assurance that exchange rates will remain stable. The Renminbi could devalue against the United States dollar. Exchange rate fluctuations may adversely affect our revenue arising from the sales of products in China and denominated in Renminbi and our financial performance when measured in United States dollar.

Recent Accounting Pronouncements

         In April 2002, The Financial Accounting Standards Board (FASB) issued SFAS Statement No. 145, "Recission of FASB Statements No. 4, 22 and 64. Amendment of FASB Statement No. 13, and Technical Corrections". The Statement addresses the accounting for extinguishment of debt, sale-leaseback transactions and certain lease modifications. The Statement is effective for transactions occurring after May 15, 2002. The Company does not expect the adoption of Statement No. 15 to have a material impact on the Company's future results of operations or financial position.

         In July 2002, the FASB issued SFAS Statement No. 146, "Accounting for Cost Associated with Exit or Diposal Activities". The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emergin Issues Task Force Issue No. 94-3, "Liabilitiy

Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (Including Certain Costs Incurred in a Restructing)". The provisions of Statement No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of Statement No. 146 to have a material impact on the Company's future results of operations or financial position.

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

         In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation. Transition and Disclosure" SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not expect the adoption of SFAS No. 148 to have a material effect on our financial position, results of operations, or cash flows.

ITEM 7.  FINANCIAL STATEMENTS.

(a)      Financial Statements

The following financial statements are set forth at the end hereof.

     1.   Report of Independent Auditors

     2.   Consolidated Balance Sheet as of December 31, 2002

     3. Consolidated Statements of Operations the years ended December 31, 2002 and December 31, 2001

     4. Consolidated Statements of Changes in Stockholders' Equity through December 31, 2002

     5. Consolidated Statements of Cash Flows for the years ended December 31, 2002 and December 31, 2001

     6.   Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Company, dismissed Parks, Tschopp, Whitcomb & Orr ("PTWO"), as the Company's independent accountants. The dismissal of PTWO was approved by the Company's Board of Directors.

         PTWO were the independent accountants for the Company for the period from July 1, 2002 to November 30, 2002. During their engagement, PTWO did not perform an audit of the Company's financial statements and as such there were no audit reports issued for this period.

         During the period from July 1, 2002 to November 30, 2002, there were no disagreements with PTWO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PTWO, would have caused such firm to make reference to the subject matter of the disagreements in connection with its report on the Company's financial statements. In addition, there were no such events as described under Item 304(a)(1)(IV)(B) of Regulation S-B during the period from July 1 to November 30, 2002.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The following table and text sets forth the names and ages of all our directors and executive officers and the key management personnel as of December 31, 2002. Our Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name                          Age      Position Held

Jinqiang Zhang                 61      Chairman
Guangwei Liang                 39      Vice Chairman and Chief Executive Officer
Fengming Peng                  33      Chief Financial Officer
Jianguo Cheng                  45      Secretary
Ming Li                        46      Director and Chief Operating Officer
Liechong Li                    57      Director
Xinan Hu                       34      Director


         Mr. Jinqiang Zhang has served as our Chairman since November 7, 2002. Mr. Zhang has over 30 years' experience in manufacturing industry. Since 1980, he has held high positions with various large electronic manufacturing corporations in China. During the past 10 years, he has been involved in large-scale fund raising activities, property development and hi-technology project investments etc.

         Mr. Guangwei Liang has served as our Vice-Chairman and Chief Executive Officer since November 7, 2002. Mr. Liang has over 15 years' experience in manufacturing industry. He holds a bachelor degree in computer science and application from Shenzhen University, a master degress in law and a doctoral degree in economics from Wuhan University. Since 1986, he has served in the management level for several electronics corporations in China.

         Ms. Fengming Peng has served as our Chief Finanical Officer since November 7, 2002. She has over 10 years' experience in the accounting field. She holds a bachelor degree in business administration from the Chinese University of Hong Kong. She is currently a fellow of the Hong Kong Society of Accountants and a member of the Association of Chartered Certified Accountants in the United Kingdom.

         Mr. Jianguo Cheng has served as our Secretary since November 7, 2002. Mr. Cheng holds a master degree in English language and a doctoral degree in economics from Wuhan University. He has spent long time in teaching in Wuhan University in China and is qualified as an associate professor. During the past two years, he has been engaged in the research and analysis of foreign enterprises including public corporations in the North America. He has also been involved in merger and acquisition transactions of some enterprises.

         Mr. Ming Li has served as Chief Operating Officer since November 7, 2002. Mr. Li has over 20 years' experience in manufacturing and hi-technology industries. From 1984 to 1988, he particiated in a visiting program in Stevenson Polytechnic in the United States and worked for several US corporations. Since 1998, he has served in the management level for hi-technology corporations in China.

         Mr. Liechong Li was appointed a director of the Company since November 7, 2002. Mr. Li has over 20 years' experience in manufacturing industry. He holds a bachelor degree in Physics. Since 1980, he has served in the management level for several manufacturing joint ventures in China.

         Mr. Xian Hu as appointed a director of the Company since November 7, 2002. Mr. Hu has over 10 years' experience in manufacturing, chemical, investment industries. He holds a bachelor degree in mechanical engineering from Shenyang Chemical College. Since 1992, he has served in the management level for several corporations in China. He has been involved in various significant investment, fund raising, merger and acquisitions activities.

         For the period ended December 31, 2002, certain corporate actions were conducted by unanimous written consent of the Board of Directors including the change of the Company's name.

         Directors receive no compensation for serving on the Board of Directors, but are reimbursed for any out-of-pocket expenses, if any, incurred in attending board meetings.

(a)      Family Relationships

         There are no family relationships between or among the directors and executive officers.

(b)      Involvement in Legal Proceedings

         To the best of the Company's knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

(c)      Section 16(a) Beneficial Ownership Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other of our equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the best of our knowledge (based solely upon a review of the Form 3, 4 and 5 filed), no officer, director or 10% beneficial shareholder failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 10.  EXECUTIVE COMPENSATION

         No compensation was paid to our Chief Executive Officer during fiscal years ended December 31, 2000, 2001 and 2002. None of our executive officers received compensation in excess of $100,000.

         We do not maintain, nor have we maintained in the past, any employee benefit plans. No executive officer has been granted stock options.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number of our common shares owned by record, or to our knowledge, beneficially, by each of our Offices and Directors and by each person owning five percent or more of our outstanding shares, as of December 31, 2002. The percentage is based on 40,192,063 shares outstanding on April 11, 2003.

         Each person listed below has personal and sole beneficial ownership of the shares of common stock listed with their name:

                                        Total Number of
                Number/Title                Shares          Percentage Ownership

Jinqiang Zhang, Chairman                   3,359,206               8.36%
Guangwei Liang, Vice Chairman, CEO         2,787,100               6.93%
Fengming Peng, CFO                                 -                 -
Jianguo Cheng, Secretary                           -                 -
Ming Li, COO, Director                        53,226               0.13%
Liechong Li, Director                      2,597,948               6.46%
Xinan Hu, Director                         1,854,042               4.61%

All Directors and Executive Officers
(5 persons)                               10,651,522              26.49%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Shenzhen Huaqiang Holdings Limited (Holdings) is a wholly state-owned enterprise under the Guangdong provincial government. Holdings indirectly controls Shenzhen Huaqiang Information Industry Company Limited (Information), the minority shareholder of SDCL. Holdings also indirectly controls management policies of the Company. There are common directors and management of Holdings, Holding's subsidiaries and equity investments, and the Company. Jinqiang Zhang, Guangwei Liang, and Liechong Li are common directors of the Company and Holdings. For the year ended December 31, 2002, the Company had total contract revenues from sales of products to Holdings of $98,368. The Company leases certain facilities from Holdings and total rent expense for these facilities for each of the years ended December 31, 2002 and 2001 was $76,813.

         The Company has cash deposits of $2,243,484 with Shenzhen Huaqiang Group Financial Centre (Financial Centre). Financial Centre is a department of Holdings.

         The Company entered into a contract with Shenzhen Huaqiang Real Estate Development Company Limited (Development). Holdings has a 49% interest in
Development and Liechong Li and Guangwei Liang are common directors of Development and the Company. Total revenue recognized related to this contract by the Company was $20,168 and $260,903 for the years 2002 and 2001 respectively. As of December 31, 2002, the amount receivable from Development was $14,325.

         During the years ended December 31, 2002 and 2001, the Company purchased certain components for its products from Shenzhen Huaqiang Digital Movie Company Limited (Movie Co.). Digitainment's minority shareholder, Information has a 35% interest in Movie Co. Jinqiang Zhang, Guangwei Liang and Ming Li are common directors of the Company, Movie Co. and Information. Total purchases from Movie Co. were $209,819 and $385,542 for the years ended December 31, 2002 and 2001 respectively. In addition, the Company sold products and equipment to Movie Co. of $423,242 and $391,309 respectively. The amount receivable from Movie Co. as of December 31, 2002 was $121,445.

         During the year ended December 31, 2002, the Company had sales of $102,354 to Shenzhen Huaqiang Industry Company Limited (Industry). Industry has a 50% interest in Information, the minority interest shareholder of SDCL. Guangwei Liang and Ming Li are common directors of Industry and the Company.

ITEM 13.  EXHIBITS AND REPORTS ON 8K.

(a)      Exhibits.

         The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

Exhibit
Number                                    Description

3.1 Certificate of Incorporation, Incorporated herein by reference from the filing on Form filing on Form 3.1 S-1, filed with the Commission on November 17, 1996

3.2      Certificate  of  Amendment  to  the   Certificate   of   Incorporation,
         Incorporated herein by reference from the Filing on Schedule 14C, filed with the Commission on December 30, 2002

4.1 Registration Rights Agreement, dated November 5, 2002, Incorporated herein by reference from the Filing on Form 8-k, filed on November 11, 2002.

4.2 Stock Purchase Agreement, dated November 4, 2002, Incorporated herein by reference from the Filing on Form 8-k, filed on November 11, 2002.

4.3 Stock Purchase Agreement, dated October 16, 2002, Incorporated herein by reference from the Filing on Form 8-k, filed on November 11,2002.

4.4 Share Exchange Agreement, dated November 6, 2002, Incorporated herein by reference from the Filing on Form 8-k, filed on November 11, 2002.

21.1     Subsidiaries of the Company*

99.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-oxley Act of 2002*

*Filed herewith

(b)      Reports on Form 8-K.

         1. There was a report filed on Form 8-K on December 4, 2002, regarding the dismissal of Lucas Educational Systems, Inc.'s accountants and a change in the company's fiscal year.

         2. There was a report filed on Form 8-K on December 12, 2002, regarding the acquisition of Intsys Share Limited.

14. CONTROLS AND PROCEDURES

         Based on their evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this Report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective. There were no significant changes in the company's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FANTATECH, INC.

Dated:  April 14, 2003          By  /s/ Guangwei Liang
                                ------------------------------------------------
                                Name:  Guangwei Liang
                                Title:   Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Dated:  April 14, 2003          By  /s/ Jinqiang Zhang
                                ------------------------------------------------

                                Name: Jinqiang Zhang
                                Title: Chairman


Dated:  April 14, 2003          By  /s/ Guangwei Liang
                                ------------------------------------------------
                                Name: Guangwei Liang
                                Title: Chief Executive Officer and Vice Chairman


Dated:  April 14, 2003          By  /s/ Fengming Peng
                                ------------------------------------------------
                                Name: Fengming Peng
                                Title:   Chief Financial Officer


Dated:  April 14, 2003          By  /s/ Jianguo Cheng
                                ------------------------------------------------
                                Name: Jianguo Cheng
                                Title: Secretary


Dated:  April 14, 2003          By  /s/ Ming Li
                                ------------------------------------------------
                                Name: Ming Li
                                Title:  Chief Operating Officer


Dated:  April 14, 2003          By  /s/ Liechong Li
                                ------------------------------------------------
                                Name: Liechong Li
                                Title: Director


Dated:  April 14, 2003          By   /s/ Xinan Hu
                                ------------------------------------------------
                                Name: Xinan Hu
                                Title: Director

                                 CERTIFICATIONS

         I, Guangwei Liang, certify that:

1.   I have reviewed this report on Form 10-KSB of Fantatech, Inc.:

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

          (c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 14, 2003                                            /s/ Guangwei Liang
                                                         -----------------------
                                                         Guangwei Liang
                                                         Chief Executive Officer

         I, Fengming Peng, certify that:

1.   I have reviewed this report on Form 10-KSB of Fantatech, Inc.:

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

          (c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



April 14, 2003                                            /s/ Fengming Peng
                                                         -----------------------
                                                         Fengming Peng
                                                         Chief Financial Officer

                         FANTATECH, INC AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                           Pages
                                                                           -----

Report of Independent Auditors                                              F-2

Consolidated Balance Sheet as of December 31, 2002                          F-3

Consolidated Statements of Operations for the Years
Ended December 31, 2002 and 2001                                            F-4

Consolidated Statements of Changes in Stockholders' Equity
 for the Years Ended December 31, 2002 and December 31, 2001                F-5

Consolidated Statements of Cash Flows for the Years
Ended December 31, 2002 and December 31, 2001                               F-6

Notes to Consolidated Financial Statements                           F-7 to F-18

                          INDEPENDENT AUDITORS' REPORT



TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
OF FANTATECH, INC.

We have audited the accompanying consolidated balance sheet of Fantatech, Inc. and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fantatech, Inc. as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with generally accepted accounting principles in the United States of America.





Thomas Leger & Co., L.L.P.
Houston, Texas
March 28, 2003

                        FANTATECH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002
                             (UNITED STATES DOLLARS)

                                                                        2002
                                                                    ------------
                                     ASSETS
Current assets
   Cash                                                             $ 3,290,249
   Trade receivables, net of allowance of $25,036                       765,576
   Related party receivables                                            137,457
   Inventories                                                        1,579,544
   Costs and estimated earnings in excess of billings
      on uncompleted contracts                                          594,791
   Deposits and prepayments                                             408,398
   Other receivables                                                     32,215
                                                                    -----------

Total current assets                                                  6,808,230

Property, plant and equipment, net                                      537,959
Trademarks                                                              170,950
                                                                    -----------

Total assets                                                        $ 7,517,139
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Short-term bank loan                                             $ 2,168,675
   Short-term loans-unsecured                                           300,000
   Accounts payable                                                     236,235
   Accrued liabilities and other payables                             1,088,890
                                                                    -----------

Total current liabilities                                             3,793,800


Minority interests                                                    1,326,833

Commitments and contingencies (Notes 9 and 16)                             --

Stockholders' equity
Preferred stock; $0.001 par value; 10,000,000
   shares authorized; no shares issued and
   outstanding                                                             --
Common stock; $ 0.001 par value; 100,000,000 shares
   authorized, 40,192,063 shares issued
   and outstanding                                                       40,192
Additional paid-in capital                                            2,865,278
Retained deficit                                                       (654,311)
Reserve funds                                                           145,347
                                                                    -----------

Stockholders' equity                                                  2,396,506
                                                                    -----------

Total liabilities and stockholders' equity                          $ 7,517,139
                                                                    ===========



The accompanying footnotes are an integral part of these financial statements.

                        FANTATECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                             (UNITED STATES DOLLARS)

                                                         2002           2001
                                                     -----------    -----------

SALES                                                  5,785,510      6,085,797

COST OF SALES                                          4,550,998      5,022,722
                                                     -----------    -----------

GROSS PROFIT                                           1,234,512      1,063,075

SELLING AND MARKETING EXPENSES                           335,811        286,204

GENERAL AND ADMINISTRATIVE EXPENSES                      506,654        568,658
                                                     -----------    -----------

INCOME FROM OPERATIONS                                   392,047        208,213

MINORITY INTEREST                                        115,870        104,356

MERGER COSTS                                           1,017,822           --

OTHER INCOME (LOSS)
   Net gain on sale of investments                          --           81,178
   Loss on disposition of fixed assets                      --          (44,001)
   Interest expense                                      (39,223)          (768)
   Interest income                                         7,951         29,036
                                                     -----------    -----------

INCOME BEFORE TAX PROVISION                             (772,917)       169,302

INCOME TAX EXPENSE                                        39,936         24,961
                                                     -----------    -----------

NET INCOME (LOSS)                                       (812,853)       144,341
                                                     ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
   BASIC AND DILUTED                                  40,029,467     40,000,000
                                                     ===========    ===========

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE        $     (0.02)   $      0.00
                                                     ===========    ===========


Note: The number of weighted average shares outstanding at December 31, 2001 are the amount of shares issued for the reverse merger and are for comparison purposes only.





The accompanying footnotes are an integral part of these financial statements.


                        FANTATECH, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                             (UNITED STATES DOLLARS)



                                            Common Stock              Additional      Retained                      Total
                                        --------------------------      Paid-In       Earnings        Reserve    Stockholders'
                                           Shares         Amount        Capital       (Deficit)        Funds        Equity
                                        -----------    -----------    -----------    -----------    -----------   -----------

Balance, December 31, 2000                     --      $      --      $ 1,859,444    $    14,201    $   145,347   $ 2,018,992

Net income                                     --             --             --          144,341           --         144,341
                                        -----------    -----------    -----------    -----------    -----------   -----------
Balance, December 31, 2001                     --             --        1,859,444        158,542        145,347     2,163,333

Issuance of common stock for
   Intsys Share Limited reverse
   merger                                50,000,000        500,000       (500,000)          --             --            --

Net effect of Fantatech, Inc. reverse
   merger including merger costs
   paid by shareholders                  (9,807,937)      (459,808)     1,505,834           --             --       1,046,026

Net loss                                       --             --             --         (812,853)          --        (812,853)
                                        -----------    -----------    -----------    -----------    -----------   -----------

Balance, December 31, 2002               40,192,063    $    40,192    $ 2,865,278    $  (654,311)   $   145,347   $ 2,396,506
                                        ===========    ===========    ===========    ===========    ===========   ===========























The accompanying footnotes are an integral part of these financial statements.


                        FANTATECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                             (UNITED STATES DOLLARS)

                                                                           2002           2001
                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                             $  (812,853)   $   144,341
Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation expense                                                  678,859        523,044
     Loss on disposition of fixed assets, net                                 --           44,001
     Gain on disposition of short-term investments                            --          (81,178)
     Minority interest expense                                             115,870        104,356
     Merger costs paid by shareholders                                   1,017,822           --
Changes in operating assets and liabilities:
     Increase in trade receivables                                        (316,022)      (226,669)
     Increase in Inventories                                              (223,581)      (702,007)
     Decrease (increase) in costs and estimated
        earnings in excess of billings on uncompleted contracts             29,366       (584,434)
     Increase in deposits and prepayments                                  (61,715)        (3,139)
    (Increase) decrease in other receivables                                34,410        253,147
     Decrease in billings in excess of costs and
       estimated earnings on uncompleted contracts                         (49,573)      (234,698)
     (Decrease) increase in accounts payable and accrued liabilities       405,435       (187,088)
                                                                       -----------    -----------

Net cash  used  by operating activities                                    818,018       (950,324)
                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                 (136,957)       (70,545)
     Proceeds from disposition of fixed assets                                --           49,375
     Purchase of Hytechnology, Inc.                                       (172,000)          --
     Purchase of short-term investments                                       --          (63,623)
     Proceeds from sale of short-term investments                             --          157,457
                                                                       -----------    -----------

Cash provided (used) by investing activities                              (308,957)        72,664
                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Capital contributions                                                   1,537           --
     Proceeds from bank loan                                             2,468,675           --
     Principal payments on bank loan                                          --         (963,855)
                                                                       -----------    -----------

Cash provided (used) by financing activities                             2,470,212       (963,855)
                                                                       -----------    -----------

NET INCREASE (DECREASE) IN CASH                                          2,979,273     (1,841,515)

Cash and cash equivalents, at beginning of period                          310,976      2,152,491
                                                                       -----------    -----------
Cash and cash equivalents, at end of period                            $ 3,290,249    $   310,976
                                                                       ===========    ===========

Supplementary disclosures of cash flow information:
      Interest paid                                                    $    37,106    $       768
                                                                       ===========    ===========
      Taxes paid                                                       $    18,383    $    35,709
                                                                       ===========    ===========



The accompanying footnotes are an integral part of these financial statements.

                         FANTATECH, INC AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   DESCRIPTION OF BUSINESS AND BUSINESS COMBINATION

     Fantatech, Inc., formerly Lucas Educational Systems, Inc., (the "Company") was incorporated in the State of Delaware. During November 2002, the Company acquired all of the issued and outstanding shares of Intsys Share Limited (Intsys) in a reverse merger. Intsys was incorporated in the British Virgin Islands on April 29, 2002. Intsys is a holding company for investments in operating companies.

     During May 2002, Intsys acquired a 65.41% interest in Shenzen Digitainment Company Limited (Digitainment) and the former owners of the 65.41% interest in Digitainment became all the shareholders of Intsys. The business combination is deemed to be a reverse merger and the acquisition of the 65.41% interest in Shenzhen Digitainment Co., Ltd. has been accounted for at historical cost. Digitainment is principally engaged in the design, development and construction of 4-dimension cylindrical screen system, digital video, intelligent weak current engineering, theme sites and similar computer system integration projects and the sale of entertainment and amusement products in the Peoples Republic of China ("PRC"). All current operations are in the PRC.

     During August 2002, Intsys formed Hytechnology Limited, ("Hytechnology/HK"), a Hong Kong company. Intsys owns 99% of Hytechnology/ HK. Hytechnology/ HK purchases products from Digitainment for resale to unrelated third parties outside the United States of America.

     During September 2002, Intsys acquired 70% of HyTechnology, Inc., a Delaware Corporation ("HyTechnology/USA"). HyTechnology/USA plans to purchase products from Digitainment for resale within the United States of America.


2.   BASIS OF PRESENTATION AND CONSOLIDATION

     The accompanying financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.

     The consolidated financial statements include the financial statements of the Company and majority owned subsidiaries. All significant intercompany balances and transactions, including intercompany profits and unrealized profits and losses are eliminated on consolidation.


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and cash equivalents
     -------------------------

     Cash and cash equivalents include cash on hand, demand and time deposits with banks and liquid investments with an original maturity of three months or less.

     Short-term Investments
     ----------------------

     The Company follows Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company classifies short-term investments as available -for -sale and at their fair value. Unrealized holding gains and losses are

                         FANTATECH, INC AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Continued

     included as a component of other comprehensive income until realized. Realized gains and losses are determined by the specific identification method and are reflected in income. There were no short-term investments at December 31, 2002. Proceeds and gross realized gains from the sale of short-term investments for the year ended December 31, 2001 were $157,457 and $81,178 respectively.

     Inventory
     ---------

     Inventories consist of raw materials and are stated at the lower of cost, on a first-in, first-out basis, or net realizable value. Costs of raw materials include purchases and related costs incurred in bringing the products to their present location and condition.

     Property, plant and equipment
     -----------------------------

     Property,  plant and  equipment  are  recorded at cost.  Gains or losses on disposals are reflected in current operations. Major expenditures for betterments and renewals are capitalized. All ordinary repair and maintenance costs are expensed as incurred. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease.

     The carrying value of property, plant and equipment is assessed annually and when factors indicating impairment is present, the carrying value of the fixed assets is reduced by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

     Trademarks
     ----------

     The identifiable intangible assets of the Company are trademarks acquired in a business combination. The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", at the beginning of 2002. Under the provisions of SFAS No. 142, identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized.

     Revenue and cost recognition
     ----------------------------

     The Company principally derives its revenue from (i) the design, development and construction of 4-dimension cylindrical screen system, digital video, intelligent low-voltage engineering, theme sites and similar computer system integration projects and (ii) the sale of entertainment and amusement products, and (iii) equipment rental.

                         FANTATECH, INC AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Continued

     (i)  Long-term construction contract revenue and costs

          Long-term construction contract revenue and costs are recognized as revenue and expenses in the statement of operations by reference to the stage of completion of a contract (i.e. the percentage of completion method) when the outcome of that contract can be estimated reliably. The stage of completion of a contract is determined based on the proportion that costs incurred to balance sheet date bear to total estimated costs. A loss on a contract is recognized as an expense immediately when it is probable that total contract costs will exceed total contract revenue.

          Costs attributable to un-priced change orders would be treated as costs of contract performance in the period in which the costs are incurred if it is not probable that the costs will be recovered through a change in the contract price. If it is probable that the costs will be recovered through a change in the contract price, they would be treated as costs of contract performance in the period in which they are incurred, and contract revenue would be recognized to the extent of the costs incurred. If it is probable that the contract price will be adjusted by an amount that exceeds the costs attributable to the change order and the amount of the excess can be reliably estimated, the original contract price would also be adjusted for that amount when the costs are recognized as costs of contract performance if its realization is probable.

     (ii) Sale of entertainment and amusement products

          Revenue  from  sale  of  entertainment   and  amusement   products  is
          recognized when the products are delivered to the customers. Revenue is arrived at after deduction of any sales returns and discounts.

     (iii) Equipment rental income

          Equipment rental income is recognized when the rentals become due and receivable.

     Income taxes
     ------------

     The Company accounts for income tax using Statements of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

                         FANTATECH, INC AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Continued

     Stock based compensation
     ------------------------

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123, which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with SFAS No. 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services ("EITF 96-18"), as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

     Research and development
     ------------------------

     Research and development costs are expensed to operations as incurred. The Company does not segregate its research and development expenditures in its books and records.

     Reserve funds
     -------------

     In accordance with the PRC Companies Law, the Company is required to transfer a percentage of its profit after taxation, as determined in accordance with PRC accounting standards and regulations, to the surplus reserve funds. The surplus reserve funds are comprised of the statutory surplus reserve fund and the public welfare reserve fund. Subject to certain restrictions set out in the PRC Companies Law, the statutory surplus reserve fund may be distributed to stockholders in the form of share bonus issues and/or cash dividends. The public welfare fund is non-distributable and must be used for the benefits of all the staff of the enterprise.

     Earnings per share
     ------------------

     Statement of Financial Accounting Standard No. 128, Earnings per share, ("SFAS No. 128") requires dual presentation of basic and diluted earnings per share ("EPS") with a reconciliation of the numerator and denominator of the EPS computations. Basic EPS amounted are based on the weighted average shares of common stock outstanding. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. For presentation and comparative purposes, the Company has assumed 40,000,000 shares were outstanding during 2002 and 2001 to the date of the reverse merger of the Company and Intsys Share Limited.

                         FANTATECH, INC AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     Foreign currency translation
     ----------------------------

     The Company maintains its books and accounting records in Renminbi: ("RMB") the PRC's currency. Translation of amounts from RMB in United States dollars ("US$") has been made at the single rate of exchange of US$1.00:RMB8.30. No representation is made that RMB amounts have been or could be, converted into US$ at that rate.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Continued

     On January 1, 1994, the PRC government introduced a single rate of exchange as quoted daily by the People's Bank of China (the "Unified Exchange Rate").

     This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. Approval of foreign currency payments by the Bank of China or other institutions required submitting a payment application form together with invoices, shipping documents and signed contracts.

     Jointly controlled operations
     -----------------------------

     A jointly controlled operation is a joint venture in which two or more venturers combine their operations, resources and expertise in order to construct, market and operate jointly a particular project under a contractual arrangement when no corporation, partnership or other entity has been established. Different parts of the construction process are carried out by each of the venturers. Each venturers bear its own costs and takes a share of the revenue from the project, which is determined in accordance with the contractual arrangement.

     In respect of its interests in jointly controlled operations, the Company recognizes in the consolidated financial statements:

     (i)  the assets that it controls and the liabilities that it incurs; and

     (ii) the expenses that it incurs and its share of the income that it earns from the sale of goods or services by the joint ventures.

     Fair values of financial instruments
     ------------------------------------

     The Company values its financial instruments as required by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". The Company's financial instruments primarily consist of cash and cash equivalents, accounts receivable, other receivables, prepayments, accounts payable and accruals. The carrying values of financial instruments approximate the fair values because of their short-term maturities.

     Long-Lived Asset Recoverability
     -------------------------------

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for impairment of "Long-Lived Assets," long-lived assets, primarily property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recovered. The SFAS No. 144 impairment is a two-step process. If the carrying value of the asset exceeds the expected future cash flows (undiscounted and without interest) from the asset, an impairment is indicated. The impairment loss recognized is the excess of the carrying value of the asset over its fair value.

                         FANTATECH, INC AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Continued

     Use of estimates
     ----------------

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Recent accounting pronouncements
     --------------------------------

     In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and
     Technical Corrections". The statement addresses the accounting for extinguishment of debt, sale-leaseback transactions and certain lease modifications. The statement is effective for transactions occurring after May 15, 2002. The Company does not expect the adoption of Statement No. 145 to have a material impact on the Company's future results of operations or financial position.

     In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The provisions of Statement No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of Statement No. 146 to have a material impact on the Company's future results of operations or financial position.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the

                         FANTATECH, INC AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Continued

     method of accounting for stock- based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not expect the adoption of SFAS No. 148 to have a material effect on our financial position, results of operations, or cash flows.

     Reclassification
     ----------------

     Certain reclassifications have been made to the December 31, 2001 financial statements in order to conform to the classification used in the current year.


4.   BUSINESS ACQUISITIONS

     During May 2002, Intsys Share Limited (Intsys) acquired a 65.41% interest in Shenzhen Digitainment Company Limited (Digitainment) in a reverse merger for 50,000,000 shares of Intsys. The former owners of the 65.41% interest in Digitainment became all the shareholders of Intsys. The acquisition of the 65.41% interest in Digitainment has been accounted for at historical cost. The proforma effects of the acquisition are not material to the consolidated financial statements.

     During September 2002, Intsys acquired 70% of the issued and outstanding stock of Hytechnology, Inc. for $172,000 cash. The acquisition of Hytechnology, Inc. has been accounted for using the purchase method of accounting for business acquisitions. Accordingly, the results of operations have been included in the Company's financial statements since the date of acquisition. The significant assets acquired of $170,950 are two "pending" trademarks including "Hytechnology" and "Fantawild". The trademark applications for "Hytechnology" and "Fantawild" were filed with the United States Patent and Trademark Office during 2001 and at March 28, 2003, the trademarks are not officially "registered" but classified as "pending". Management believes the "pending" trademarks will be officially "registered" during 2003. The Company believes the useful lives of the "pending" trademarks are indefinite and will perform an impairment test in accordance with SFAS No. 142 during the year ended December 31, 2003. The proforma effects of the acquisition are not material to the consolidated financial statements.

     During November 2002, the Company acquired all of the issued and outstanding shares of Intsys in a reverse merger. Under the terms of the merger agreement, the Company issued 40,000,000 shares of common stock to the shareholders and their designees. There would be no proforma difference in revenues, net income, or earnings per share for the year ended December 31, 2002 had the merger taken place at the beginning of 2002. Net loss and loss per share on an unaudited proforma basis would have been ($873,481) and ($0.02) respectively for the year ended December 31, 2001 had the merge taken place at the beginning of 2001. The proforma adjustments would reflect the merger costs. The unaudited proforma results discussed above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the merger occurred at the beginning of 2001.

                         FANTATECH, INC AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


5.   INVENTORIES

     Inventories are summarized as follows at December 31, 2002:

     Raw materials                                                  $  1,036,814
     Work-in-progress                                                    461,974
     Finished goods                                                       80,756
                                                                    ------------
                                                                    $  1,579,544
                                                                    ============

6.   COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS


                                                                        2002
                                                                   -------------

     Costs incurred on uncompleted contracts                         10,167,426
     Estimated earnings to date                                       2,134,073
                                                                   ------------
                                                                     12,301,499

     Less: Billings to date                                         (11,706,708)
                                                                   ------------
                                                                   $    594,791
                                                                   ============


     Included in the accompanying balance sheet under the following captions:

     Costs and estimated earnings in excess
         of billings on uncompleted contracts                      $    594,791

     Billings in excess of costs and estimated
          earnings on uncompleted contracts                                --
                                                                   ------------
                                                                   $    594,791
                                                                   ============

7.   PROPERTY, PLANT AND EQUIPMENT AND IMPAIRMENT

     Property, plant, and equipment consisted of the following at December 31, 2002:

     Leasehold improvements                                        $    209,352
     Plant and machinery                                                 28,863
     Furniture and fixtures                                              87,488
     Computers and equipment                                          1,577,200
     Motor vehicles                                                     193,964
                                                                   ------------
                                                                      2,096,867

     Less: Accumulated depreciation                                  (1,558,908)
                                                                   ------------

                                                                   $    537,959
                                                                   ============

                         FANTATECH, INC AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.   PROPERTY, PLANT AND EQUIPMENT AND IMPAIRMENT Continued

     At December 31, 2002, there was certain computer and other equipment that was not being utilized by the Company. The Company performed an asset impairment review and recognized an impairment charge of $126,495. The amount was recorded as depreciation expense.


8.   SHORT-TERM LOANS

     On August 27, 2002, the Company obtained a bank loan of $2,168,675. The bank loan bears interest at 5.31% per annum with interest payable monthly and a principal due date of August 27, 2003. The loan is guaranteed by Shenzhen Huaqiang Holdings Limited, a related party (Note 13). Total interest expense related to the loan is approximately $38,000 for the year ended December 31, 2002.

     Short-term loans-unsecured represent $280,000 borrowed from Top Link Development Limited, an unrelated third party and $20,000 borrowed from Fang Dehou, a related party. Fang Dehou is a director of Intsys and Hytechnology Limited, the Company's subsidiaries. Loans in the amount of $300,000 are unsecured, non-interest bearing and payable during 2003.


9.   INCOME TAXES

     The Company is subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Island subsidiary is not liable for income taxes. The Company's 65.41% owned PRC subsidiary is subject to Enterprise Income Tax at the PRC a rate of 15% on net profits. However, based on the local tax rules, the PRC subsidiary is entitled to a tax holiday for the first two years of its operations and a 50% reduction of the rate for the third through fifth years (years 2001 - 2003) of operations. The provision for taxes on earnings of the PRC subsidiary for the years ended December 31, 2002 and 2001 was $39,936 and $24,961 respectively. The Company has a net operating loss carryforward of approximately $2,151,000, however a valuation allowance for this amount has been established as management does not expect the tax benefits to be realized. No other significant deferred tax assets or liabilities existed at December 31, 2002.

     The income tax expense (benefit) was different than the amount computed using the U.S. Federal income tax rate of 35% as a result of the following:

                                                        Years Ended December 31
                                                        -----------------------
                                                           2002        2001
                                                        ----------   ----------
     Computed "expected" tax (benefit) expense          $ (253,021)  $   59,256
     Difference in foreign subsidiary rates                144,583      (33,860)
     Income tax exemption                                   54,219      (12,698)
     Items which give rise to no tax benefit:
     Net loss of the Company and BVI subsidiary             80,649         --
     Other                                                  13,506       12,263
                                                        ----------   ----------

                                                        $   39,936   $   24,961
                                                       ==========   ==========

                         FANTATECH, INC AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10.  LEASE COMMITMENTS

     Operating leases

     The following are the approximate minimum lease payments that will have to be made in each of the years indicated based on operating leases in effect as of December 31, 2002:

     2003                                                           $    171,281
     2004                                                                 43,244
                                                                    ------------

     Total minimum lease payments                                   $    214,525
                                                                    ============

     The total rental expenses incurred for the years ended December 31, 2002 and 2001 amounted to $186,359 and $158,632 respectively.


11.  MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially expose the Company to concentrations of credit risk, consist of cash and accounts receivable at December 31, 2002. The Company performs ongoing evaluations of its cash position and credit evaluations at the subsidiary level to ensure collections and minimize losses.

     Two customers accounted for approximately 21% and 15% of sales for the year ended December 31, 2002. One customer accounted for approximately 48% of sales for the year ended December 31, 2001. At December 31, 2002, approximately 73% of accounts receivable were from trade transactions with five customers, of which one customer accounted for approximately 35% of the accounts receivable balance.


12.  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

     The Company's primary operations are conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

     The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

                         FANTATECH, INC AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


13.  RELATED PARTY TRANSACTIONS

     Shenzhen Huaqiang Holdings Limited (Holdings) is a wholly state-owned enterprise under the Guangdong provincial government. Holdings indirectly controls Shenzhen Huaqiang Information Industry Company Limited (Information), the minority shareholder of Digitainment. Holdings also indirectly controls management policies of the Company. There are common directors and management of Holdings, Holding's subsidiaries and equity investments, and the Company. Zhang Jin Qiang, Liang Guang Wei, and Li Lie Chong are common directors of the Company and Holdings. For the year ended December 31, 2002, the Company had total contract revenues from sales of products to Holdings of $98,368. The Company leases certain facilities from Holdings and total rent expense for these facilities for each of the years ended December 31, 2002 and 2001 was $76,813.

     The Company has cash deposits of $2,243,484 with Shenzhen Huaqiang Group Financial Centre (Financial Centre). Financial Centre is a department of Holdings.

     The Company entered into a contract with Shenzhen Huaqiang Real Estate Development Company Limited (Development). Holdings has a 49% interest in Development and Li Lie Chong and Liang Guang Wei are common directors of Development and the Company. Total revenue recognized related to this contract by the Company was $20,168 and $260,903 for the years ended December 31, 2002 and 2001 respectively. At December 31, 2002, the amount receivable from Development was $14,325.

     During the years ended December 31, 2002 and 2001, the Company purchased certain components for its products from Shenzhen Huaqiang Digital Movie Company Limited (Movie Co.). Digitainment's minority shareholder, Information has a 35% interest in Movie Co. Zhang Jin Qiang, Liang Guang Wei and Li Ming are common directors of the Company, Movie Co. and Information. Total purchases from Movie Co. were $204,819 and $385,542 for the years ended December 31, 2002 and 2001 respectively. In addition, the Company sold products and equipment to Movie Co. of $423,242 and $391,309 respectively. The amount receivable from Movie Co. at December 31, 2002 was $121,445.

     During the year ended December 31, 2002, the Company had sales of $102,354 to Shenzhen Huaqang Industry Company Limited (Industry). Industry has a 50% interest in Information, the minority shareholder of Digitainment. Liang Guang Wei and Li Ming are common directors of Industry and the Company.

                         FANTATECH, INC AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

14.  NON-CASH INVESTING AND FINANCING ACTIVITIES

     For the year ended December 31, 2002, the following represent non-cash investing and financing activities:


     Transfer of inventory to fixed assets, net                       $  126,085
     Conversion of accrued liabilites to paid-in capital              $   53,000
     Merger costs paid by shareholders                                $1,017,822


15.  CONSULTING AGREEMENT

     The Company has an oral consulting agreement with Eastern Spirit Investment Limited (Eastern Spirit) that commenced during 2002. The services rendered by Eastern Spirit include advisory and other managerial assistance related to the reverse merger of the Company and Intsys Share Limited. In connection with the reverse merger, Eastern Spirit received cash of approximately $240,000 and 883,286 shares of the Company's common stock with an aggregate value of $220,822. These amounts are included in "MERGER COSTS" for the year ended December 31, 2002.


16.  CONTINGENCIES

     There are a significant amount of construction contracts that have not been completed in accordance with the scheduled completion dates of the contracts. There are certain contracts with potentially severe penalties if the Company is unable to complete the contracts on schedule. There have been no claims or lawsuits against the Company as management represents the Company is not at fault and certain customers have not performed in accordance with the contracts. The ultimate legal and financial liability of the Company in respect to all potential claims, lawsuits, and proceedings referred to above cannot be estimated with certainty. However, in the opinion of management, based on its examination of these matters, its experience to date, and no claims have been filed by its customers, the ultimate outcome of these legal proceedings is not expected to have a material adverse effect on the Company's consolidated financial statements.