Form 10QSB
period 2003-03-31
FANTATECH INC
filed 2003-05-15
CIK 925663

FORM 10-QSB

(Mark One)

|X|      QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
ACT OF 1934.
For the quarterly period ended March 31, 2003
                               --------------
OR

|_|      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934.
For the transition period from                  To
                               -----------------   -----------------

                         Commission file Number 0-24374
                                                -------

                                 FANTATECH, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            Delaware                                      62-1690722
-------------------------------             ------------------------------------
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
        Incorporation)


Flat K, 12/F., International Industrial Centre,
   2-8 Kwei Tei St., Fo Tan, Shatin, N.T.,
                Hong Kong
-----------------------------------------------        -------------------------
        (Address of Principal Executive Offices)               (Zip Code)

                                 (604) 438-3598
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes      X            No
      ------               ------

                      APPLICABLE ONLY TO CORPORATE COMPANY

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 31, 2003 there were 40,192,063 shares outstanding

         Transitional Small Business Disclosure Format (check one):
Yes                   No      X
      ------               ------

                                 FANTATECH, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                            Page

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements................................................1

Item 2.    Management's Discussion and Analysis................................6

Item 3.    Controls and Procedures............................................10

                          PART II - OTHER INFORMATION

Item 2.    Changes in Securities..............................................11

Item 6.    Exhibits and Reports on Form 8-K...................................11

SIGNATURES ...................................................................12


                         PART I - FINANCIAL INFORMATION

                          Item 1 - Financial Statements

                        FANTATECH, INC. AND SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2003 AND DECEMBER 31, 2002
                             (UNITED STATES DOLLARS)

                                                                  March 31, 2003     December 31, 2002
                                                                   (Unaudited)           (Audited)
                                                                -----------------    -----------------
Current assets
   Cash                                                         $       3,584,515    $       3,290,249
   Trade receivables, net of allowance of $53,220 and $25,036             807,765              765,576
   Related party receivables                                               14,325              137,457
   Inventories                                                          1,557,959            1,579,544
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                                860,419              594,791
   Deposits and prepayments                                               587,077              408,398
   Other receivables                                                       60,350               32,215
                                                                -----------------    -----------------

Total current assets                                                    7,472,410            6,808,230

Property, plant and equipment, net                                        407,696              537,959
Trademarks                                                                170,950              170,950
                                                                -----------------    -----------------

Total assets                                                    $       8,051,056    $       7,517,139
                                                                =================    =================

Current liabilities
   Short-term bank loan                                         $       2,168,675    $       2,168,675
   Short-term loans-unsecured                                             300,000              300,000
   Accounts payable                                                       244,512              236,235
   Accrued liabilities and other payables                               1,265,948            1,088,890
                                                                -----------------    -----------------

Total current liabilities                                               3,979,135            3,793,800

Minority interest                                                       1,426,104            1,326,833

Stockholders' equity
   Preferred stock; $0.001 par value; 10,000,000 shares
     authorized; no shares issued and outstanding                            --                   --
   Common stock; $ 0.001 par value; 100,000,000 shares
     authorized, 40,192,063 shares issued and outstanding                  40,192               40,192
   Additional paid-in capital                                           2,865,278            2,865,278
   Retained deficit                                                      (405,000)            (654,311)
   Reserve funds                                                          145,347              145,347
                                                                -----------------    -----------------

Stockholders' equity                                                    2,645,817            2,396,506
                                                                -----------------    -----------------

Total liabilities and stockholders' equity                      $       8,051,056    $       7,517,139
                                                                =================    =================

See notes to consolidated financial statements

FANTATECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNITED STATES DOLLARS)

                                                       2003            2002
                                                   ------------    ------------

SALES                                              $  1,315,100    $    795,779

COST OF SALES                                          (661,058)       (676,710)
                                                   ------------    ------------

GROSS PROFIT                                            654,042         119,069

SELLING AND MARKETING EXPENSES                          (67,340)        (61,057)

GENERAL AND ADMINISTRATIVE EXPENSES                    (213,167)        (89,656)
                                                   ------------    ------------

INCOME (LOSS) FROM OPERATIONS                           373,535         (31,644)

OTHER INCOME (LOSS)
   Loss on disposition of fixed assets                      (83)           --
   Other income                                           1,779             565
   Other expenses                                           (34)           --
   Interest expense                                     (33,315)         (1,036)
   Interest income                                       14,084             564
                                                   ------------    ------------

INCOME (LOSS) BEFORE TAX PROVISION                      355,966         (31,551)

INCOME TAX EXPENSE                                       (7,384)           --
                                                   ------------    ------------

INCOME (LOSS) BEFORE MINORITY INTEREST             $    348,582    $    (31,551)

MINORITY INTEREST                                       (99,271)         10,914
                                                   ------------    ------------

NET INCOME (LOSS)                                  $    249,311    $    (20,637)
                                                   ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING
   BASIC AND DILUTED                                 40,192,063      40,000,000
                                                   ============    ============


BASIC AND DILUTED NET INCOME (LOSS) PER SHARE      $       0.01    $       0.00
                                                   ============    ============

Note: The number of weighted average shares outstanding at March 31, 2002 is the amount of shares issued for the reverse merger and is for comparison purposes only.

See notes to consolidated financial statements


                        FANTATECH, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                             (UNITED STATES DOLLARS)

                                                                           2003           2002
                                                                       -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)                                                      $   249,311    $   (20,637)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation expense                                                    133,618        155,264
   Loss on disposition of fixed assets, net                                     83           --
   Minority interest expense (income)                                       99,271        (10,914)
Changes in operating assets and liabilities:
   Decrease in trade and related party receivables                          80,943        337,957
   Decrease (Increase) in inventories                                       21,585       (156,306)
   Increase in costs and estimated earnings in excess of billings on
     uncompleted contracts                                                (265,628)      (402,589)
   Increase in deposits and prepayments                                   (178,679)      (252,913)
   (Increase) Decrease in other receivables                                (28,135)        14,280
   Increase in billings in excess of costs and estimated earnings on
     uncompleted contracts                                                    --          320,066
   Increase (Decrease) in accounts payable and accrued liabilities
                                                                           185,335        (71,685)
                                                                       -----------    -----------

Net cash provided (used) by operating activities                           297,704        (87,477)
                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                     (3,438)          --
                                                                       -----------    -----------

Net cash provided (used) by investing activities                            (3,438)          --
                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES                                          --             --
                                                                       -----------    -----------

NET INCREASE (DECREASE) IN CASH                                            294,266        (87,477)

Cash and cash equivalents, at beginning of period                        3,290,249        310,976
                                                                       -----------    -----------

Cash and cash equivalents, at end of period                              3,584,515    $   223,499
                                                                       ===========    ===========

Supplementary disclosures of cash flow information:
   Interest paid                                                       $    33,315    $     1,036
                                                                       ===========    ===========
   Taxes paid                                                          $      --      $      --
                                                                       ===========    ===========

See notes to consolidated financial statements


                                 FANTATECH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 2003 AND DECEMBER 31, 2002
                             (UNITED STATES DOLLARS)

1.       INTERIM CONDOLIDATED FINANCIAL STATEMENTS

         The interim consolidated unaudited financial statements have been prepared by Fantatech, Inc. and include all material adjustments which in the opinion of the management are necessary for a fair presentation of financial results for the three months ended March 31, 2003. All adjustments and provisions included in these statements are of normal recurring nature. Certain information and footnote disclosures made in the most recent annual consolidated financial statements included in the Form 10-KSB for the year ended December 31, 2002 have been condensed or omitted for the interim financial statements;
accordingly, the interim financial statements should be read in conjunction with the December 31, 2002 consolidated financial statements. The results of operations for the interim period presented are not necessarily indicative of the results that can be expected for the entire year.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amount of revenues and expenses during the reporting periods.
Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results.

2.       INVENTORIES

         Inventories at March 31, 2003 and December 31, 2002 are summarized as follows:


                                                       March 31,    December 31,
                                                         2003           2002
                                                      (Unaudited)    (Audited)
                                                     ------------   ------------

         Raw materials                               $  1,005,126   $  1,036,814
         Work-in-progress                                 471,240        461,974
         Finished goods                                    81,593         80,756
                                                     ------------   -----------

                                                     $  1,557,959   $  1,579,544
                                                     ============   ============

3.       COSTS AND  ESTIMATED  EARNINGS  IN EXCESS OF  BILLINGS  ON  UNCOMPLETED
         CONTRACTS

                                                                March 31,     December 31,
                                                                   2003           2002
                                                               (Unaudited)     (Audited)
                                                              ------------   -------------

         Costs incurred on uncompleted contracts              $  9,794,155      10,167,426
         Estimated earnings to date                              1,772,235       2,134,073
                                                              ------------    ------------

                                                                11,566,390      12,301,499

         Less: Billings to date                                (10,705,971)    (11,706,708)
                                                              ------------    ------------

                                                              $    860,419         594,791
                                                              ============    ============


         Included in the accompanying balance sheet under the following captions:

         Costs and estimated earnings in excess of billings
             on uncompleted contracts                         $    860,419         594,791

         Billings in excess of costs and estimated earnings
             on uncompleted contracts                                 --              --
                                                              ------------    ------------

                                                              $    860,419         594,791
                                                              ============    ============

4.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant, and equipment at March 31, 2003 and December 31, 2002 consisted of the following:

                                                     March 31,     December 31,
                                                        2003           2002
                                                    (Unaudited)     (Audited)
                                                   ------------    ------------

         Leasehold improvements                    $    209,352         209,352
         Plant and machinery                             29,302          28,863
         Furniture and fixtures                          87,922          87,488
         Computers and equipment                      1,579,680       1,577,200
         Motor vehicles                                 193,964         193,964
                                                   ------------    ------------

                                                      2,100,220       2,096,867

         Less: Accumulated depreciation              (1,692,524)     (1,558,908)
                                                   ------------    ------------

                                                        407,696         537,959
                                                   ============    ============

5.       SHORT-TERM LOANS

         On August 27, 2002, the Company obtained a bank loan of $2,168,675. The bank loan bears interest at 5.31% per annum with interest payable monthly and a principal due date of August 27, 2003. The loan is guaranteed by Shenzhen Huaqiang Holdings Limited, a related party.

         Short-term loans-unsecured represent $280,000 borrowed from Top Link Development Limited, an unrelated third party and $20,000 borrowed from Fang Dehou, a related party. Fang Dehou is a director of Intsys and Hytechnology Limited, the Company's subsidiaries. Loans in the amount of $300,000 are unsecured, non-interest bearing and payable during 2003. 6. INCOME TAXES

         The Company is subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Island subsidiary is not liable for income taxes.

The Company's 65.41% owned PRC subsidiary is subject to Enterprise Income Tax at the PRC a rate of 15% on net profits. However, based on the local tax rules, the PRC subsidiary is entitled to a tax holiday for the first two years of its operations and a 50% reduction of the rate for the third through fifth years (years 2001 - 2003) of operations. Deferred tax assets and liabilities are not considered material at March 31, 2003 and December 31, 2002.

7.       EARNINGS PER SHARE

         Basic EPS amounts are based on the weighted average shares of common stock outstanding. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. For presentation and comparative purposes, the Company has assumed 40,000,000 shares were outstanding during the three months ended March 31, 2002 to the date of the reverse merger of the Company and Intsys Share Limited.


Item 2 - Management's Discussion and Analysis

         This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and
Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company's future financial performance. The Company has attempted to identity forward-looking statements by terminology including "anticipates", "believes", "expects", "can", "continue", "could", estimates", "intends", "may", "plans", "potential", "predict", "should" or "will" or the negative of these terms or other comparable terminology. Although the Company believes that the expectation reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, level of activity, performance or achievements. The Company expectations are as of the date this Form 10-QSB is filed, and the Company does not intend to update any of the forward-looking statements after the date this quarterly report on Form 10-QSB is filed to confirm these statements to actual results, unless required by law.

Overview

         Fantatech, Inc., formerly Lucas Educational Systems, Inc., (the "Company") was incorporated in 1996. On June 19, 2001, Halter Capital
Corporation purchased 1,687,178 shares of common stock from various shareholders, thereby acquiring approximately 50.5% of the outstanding shares of the Company. All of the existing officers and directors resigned and were replaced by a new management team, Messrs. Kevin B. Halter and Kevin Halter, Jr.

         On November 6, 2002 (the "Closing Date"), pursuant to the terms of a Share Exchange Agreement dated as of November 6, 2002 (the "Exchange Agreement") by and among the Company, Halter Capital Corporation, a Texas corporation, Kevin Halter and Fang Dehou ("Dehou"), Li Ming ("Ming") and Lui Lingxiao ("Lingxiao") (Dehou, Ming and Lingxiao are herein referred to collectively, as the "Intsys Shareholders"), the Company acquired (the "Acquisition") from the Intsys Shareholders all of the issued and outstanding capital stock of Intsys Share Limited, a British Virgin Islands corporation ("Intsys"). As consideration for the shares of Intsys, the Company issued 40,000,000 shares of common stock to the Intsys Shareholders and certain designees of the Intsys Shareholders. The consideration for the Acquisition was determined through arms length negotiations between the management of the Company and the Intsys Shareholders.

         On the Closing Date, Mr. Kevin B. Halter and Mr. Kevin Halter, Jr. resigned from the board of directors and Mr. Jinqiang Zhang, Mr. Guangwei Liang, Mr. Liechong Li, Mr. Xinan Hu and Mr. Ming Li became members of the board of directors of the Company. The newly elected directors then appointed Mr. Zhang as the Chairman of the board, Mr. Liang as Vice Chairman of the board and Chief Executive Officer, Mr. Ming Li as Chief Operational Officer, Ms. Fengming Peng as Chief Financial Officer and Mr. Jianguo Cheng as Corporate Secretary.

         On April 15, 2003, Ms. Peng tendered her resignation as Chief Financial Officer of the Company and Ms. Fuxiao Wang was appointed in her place.

         Until the Closing Date, the Company had only nominal assets and liabilities and had no business operations. As a result of the Acquisition, the Company continued the business operations of Intsys. Intsys owns 65.41% of Shenzhen Digitainment Co., Ltd. ("SDCL"). As such, the information disclosed in this report relates to the Company's operation of SDCL. The financial statements for the three months ended March 31, 2002 are the results of operations of SDCL.

         On  January  29,  2003,  the  Company   changed  its  name  from  Lucas
Educational Systems, Inc. to Fantatech, Inc.

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

Results of operations

Sales

         The Company generated revenues of $1,315,100 for the three months ended March 31, 2003, which was a $519,321 or 65% increase from $795,779 for the three months ended March 31, 2002. This is primarily due to the increase in both contract works and product sales in 2003.

Gross profit

         Gross profit margin has increased to 50% for the three months ended March 31, 2003, from 15% for the three months ended March 31, 2002. This is due to the increases in product sales to new overseas markets including the U.S., Kuwait, Philippines, with higher profit margin in 2003. In addition, the Company's improved contract management and production skills accumulated over the past few years and the increase in production scale has caused the unit cost of production to decrease in 2003 as compared to 2002. Product sales for the three months ended March 31, 2003 had an average profit margin of 46% and amounted to $376,910, which accounted for 58% of the total gross profit in 2003.

Selling and marketing expenses

         Selling and marketing expenses increased by $6,283 or 10% to $67,340 for the three months ended March 31, 2003 from $61,057 for the three months ended March 31, 2002. This is primarily due to the increase in wages from $3,784 in 2002 to $13,812 in 2003, which is consistent with the significant increase in business activities and revenue in 2003.

General and administrative expenses

         General and administrative expenses increased by $123,511 or 138% over the year to $213,167 for the three months ended March 31, 2003 from $89,656 for the three months ended March 31, 2002. This is primarily due to the increases in insurance expenses of $9,804, wages of $5,968, bad debt expenses of $16,494 and office expenses of $9,331. In addition, there were the increases in rental expenses of $18,100, salaries expenses of $15,280, motor vehicle expenses of $14,176 and commission expenses of $27,483 for the three months ended March 31, 2003 which were incurred by Hytechnology, Inc. Hytechnology, Inc. was only acquired by the Company in September 2002. Therefore, these expenses were not incurred for the three months ended March 31, 2002.

Income from operations

         As revenue and gross profit margin increased significantly, the financial results changed from loss from operations of $31,644 for the three months ended March 31, 2002 to income from operations of $373,535 for the three months ended March 31, 2003.

Other income (loss)

         There was a loss on the disposition of fixed assets for the three months ended March 31, 2003 as compared to no disposition of fixed assets for the three months ended March 31, 2002.

         Interest expense for the three months ended March 31, 2003 increased to $33,315 from $1,036 for the three months ended March 31, 2002. This is primarily due to the new bank loan of $2,168,675 obtained in August 2002.

         Interest income for the three months ended March 31, 2003 increased to $14,084 from $564 for the three months ended March 31, 2002 due to the increase in cash held in interest-bearing accounts.

Minority interests

         The Company recorded a minority interest expense of $99,271 for the three months ended March 31, 2003, as compared to a minority interest income of $10,914 for the three months ended March 31, 2002, to reflect the interests of the minority shareholders in Hytechnology, Inc. (30%), Hytechnology Limited (1%) and SDCL (34.6%).

Income tax expenses

         The Company is subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which each entity is domiciled. Intsys Share Limited is not liable for income taxes. The Company's 65.41% owned China subsidiary, SDCL, is subject to Enterprise Income Tax in China at a rate of 15% on net income. However, based on the local tax rules, SDCL is entitled to a tax holiday for the first two years of its operations and a 50% reduction of the tax rate for the third through fifth years (years 2001 - 2003) of operations. The provision for taxes on earnings of SDCL for the three months ended March 31, 2003 was $7,384. There was no provision for taxes made for the three months ended March 31, 2002 because SDCL had net loss for that period.

Net profit (loss)

         The Company recorded a net profit of $249,311 for the three months ended March 31, 2003 as compared to a net loss of $20,637 for the three months ended March 31, 2002. This is primarily due to the increase in revenue and improvement in gross profit.

Financial condition, liquidity, capital resources

         For the three months ended March 31, 2003, our operations generated net cash of $294,266, as compared to net cash of $87,477 used in the three months ended March 31, 2002. This is primarily due to the significant increase in income generated from operations in 2003 as compared to 2002, the significant increase in accounts payable in 2003, and the significant increases in inventories, deposits and prepayment in 2002.

         As of March 31, 2003, we had cash on hand of $3,584,515 and a positive current ratio of 1.88.

         As of March 31, 2003, we had a bank loan of $2,168,675, which was obtained in August 2002 for the purpose of financing a major project. The loan bears interests at 5.31% per annum and is repayable on August 27, 2003. The loan is guaranteed by Shenzhen Huaqiang Holdings Limited, a related party. As a result of this bank loan, our gearing ratio (measured on the basis of total bank borrowings as a percentage of total shareholders' equity) was 82% as of March 31, 2003.

         We had no significant capital expenditure commitment outstanding as of March 31, 2003.

Exchange rate

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

         In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Acquisitions of Financial Institutions, except Transactions between Two or More Mutual Enterprises". The Company does not expect this standard will have any effect on its financial statements.

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

                        ITEM 3 - CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION

                         ITEM 2 - CHANGES IN SECURITIES

During the three months ended March 31, 2003, we did not issue any shares of common stock.



                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

Exhibit
Number                             Description
------                             -----------

99.1     Certification  of the Chief  Executive  Officer and the Chief Financial
         Officer

(b)      Reports on Form 8-K.

         There was no report filed on Form 8-K during the three months ended March 31, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              FANTATECH, INC.

Dated: May 14, 2003                           By  /s/ Guangwei Liang
                                                --------------------------------
                                                Name:  Guangwei Liang
                                                Title:   Chief Executive Officer



Dated: May 14, 2003                           By  /s/ Fuxiao Wang
                                                --------------------------------
                                                Name:   Fuxiao Wang
                                                Title:   Chief Financial Officer

                                 CERTIFICATIONS

         I, Guangwei Liang, certify that:

1.       I have  reviewed  this  quarterly  report on Form 10-QSB of  Fantatech,
         Inc.:

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

Date: May 14, , 2003                                     /s/ Guangwei Liang
                                                       -----------------------
                                                       Guangwei Liang
                                                       Chief Executive Officer

         I, Fuxiao Wang, certify that:

1.       I have  reviewed  this  quarterly  report on Form 10-QSB of  Fantatech,
         Inc.:

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



Date: May 14, 2003                                      /s/ Fuxiao Wang
                                                     -----------------------
                                                     Fuxiao Wang
                                                     Chief Financial Officer