Form 10QSB
period 2003-06-30
FANTATECH INC
filed 2003-08-14
CIK 925663

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2003

OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                  to
                                    -----------         --------------

                         Commission file Number 0-24374
                                                -------


--------------------------------------------------------------------------------
                                 FANTATECH, INC.
                 (Name of Small Business Issuer in Its Charter)

          Delaware                                        62-1690722
-----------------------------               ------------------------------------
(State or other Jurisdiction                (I.R.S. Employer Identification No.)
   of Incorporation)


Flat K, 12/F., International Industrial Centre,
    2-8 Kwei Tei St., Fo Tan, Shatin, N.T.,
                   Hong Kong
------------------------------------------------    ----------------------------
   (Address of Principal Executive Offices)                   (Zip Code)

                                 (604) 438-3598
                   ------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not applicable
                   ------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes X    No
   ---     ---

                      APPLICABLE ONLY TO CORPORATE COMPANY

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 2003 there were 40,192,063 shares outstanding

         Transitional Small Business Disclosure Format (check one):

Yes     No  X
   ---     ---

                                 FANTATECH, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                            Page

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements...............................................1

Item 2.    Management's Discussion and Analysis or Plan of Operation..........8

Item 3.    Controls and Procedures...........................................14

                           PART II - OTHER INFORMATION

Item 2.    Changes in Securities.............................................15

Item 6.    Exhibits and Reports on Form 8-K..................................15

SIGNATURES ..................................................................15


                         PART I - FINANCIAL INFORMATION

                          Item 1 - Financial Statements

                        FANTATECH, INC. AND SUBSIDIARIES
      CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2003 AND DECEMBER 31, 2002
                             (UNITED STATES DOLLARS)

                                                                            June 30,     December 31,
                                                                              2003           2002
                                                                          (Unaudited)      (Audited)
                                                                         ------------    ------------
Current assets
   Cash                                                                  $  3,320,910    $  3,290,249
   Trade receivables, net of allowance of $53,220 and $25,036                 483,820         765,576
   Related party receivables                                                   14,325         137,457
   Inventories                                                              1,617,695       1,579,544
   Costs and estimated earnings in excess of billings on uncompleted
     contracts                                                              1,083,587         594,791
   Deposits and prepayments                                                   629,079         408,398
   Other receivables                                                           70,238          32,215
                                                                         ------------    ------------

Total current assets                                                        7,219,654       6,808,230

Property, plant and equipment, net                                            321,461         537,959
Trademarks                                                                    170,950         170,950
                                                                         ------------    ------------

Total assets                                                             $  7,712,065    $  7,517,139
                                                                         ============    ============

Current liabilities
   Short-term bank loan                                                  $  2,168,675    $  2,168,675
   Short-term loans-unsecured                                                 300,000         300,000
   Billings on uncompleted contracts in excess of costs and estimated
     earnings                                                                  74,019            --
   Related party payables                                                      50,000            --
   Accounts payable                                                           217,616         236,235
   Accrued liabilities and other payables                                   1,066,265       1,088,890
                                                                         ------------    ------------

Total current liabilities                                                   3,876,575       3,793,800

Minority interest                                                           1,396,446       1,326,833

Stockholders' equity
   Preferred stock; $0.001 par value; 10,000,000 shares authorized; no           --              --
     shares  issued and outstanding
   Common stock; $ 0.001 par value; 100,000,000 shares authorized,
     40,192,063 shares issued and outstanding                                  40,192          40,192
   Additional paid-in capital                                               2,865,278       2,865,278
   Retained deficit                                                          (611,773)       (654,311)
   Reserve funds                                                              145,347         145,347
                                                                         ------------    ------------

Stockholders' equity                                                        2,439,044       2,396,506
                                                                         ------------    ------------

Total liabilities and stockholders' equity                               $  7,712,065    $  7,517,139
                                                                         ============    ============

See notes to consolidated financial statements

                        FANTATECH, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                             (UNITED STATES DOLLARS)

                                                        2003            2002
                                                   ------------    ------------

SALES                                              $    592,077    $  1,662,535

COST OF SALES                                          (511,906)     (1,160,076)
                                                   ------------    ------------
GROSS PROFIT                                             80,171         502,459

SELLING AND MARKETING EXPENSES                          (65,771)       (132,469)

GENERAL AND ADMINISTRATIVE EXPENSES                    (216,063)        (96,474)
                                                   ------------    ------------

INCOME (LOSS) FROM OPERATIONS                          (201,663)        273,515

OTHER INCOME (LOSS)
   Loss on disposition of fixed assets                   (2,488)           --
   Other income                                             903            --
   Other expenses                                          --              --
   Interest expense                                     (31,599)           (297)
   Interest income                                        6,041             682
                                                   ------------    ------------

INCOME (LOSS) BEFORE TAX PROVISION                     (228,806)        273,900

INCOME TAX EXPENSE                                       (7,625)        (11,080)
                                                   ------------    ------------

INCOME (LOSS) BEFORE MINORITY INTEREST                 (236,431)        262,820

MINORITY INTEREST                                        29,658         (90,909)
                                                   ------------    ------------

NET INCOME (LOSS)                                  $   (206,773)   $    171,911
                                                   ============    ============


WEIGHTED AVERAGE SHARES OUTSTANDING
   BASIC AND DILUTED                                 40,192,063      40,000,000
                                                   ============    ============

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE      $      (0.01    $       0.00
                                                   ============    ============

Note: The number of weighted average shares outstanding at June 30, 2002 is the amount of shares issued for the reverse merger and is for comparison purposes only.

See notes to consolidated financial statements

                        FANTATECH, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                             (UNITED STATES DOLLARS)

                                                       2003            2002
                                                   ------------    ------------

SALES                                              $  1,907,177    $  2,458,313

COST OF SALES                                        (1,172,964)     (1,836,786)
                                                   ------------    ------------

GROSS PROFIT                                            734,213         621,527

SELLING AND MARKETING EXPENSES                         (133,111)       (193,526)

GENERAL AND ADMINISTRATIVE EXPENSES                    (429,230)       (186,130)
                                                   ------------    ------------

INCOME FROM OPERATIONS                                  171,872         241,871

OTHER INCOME (LOSS)
   Loss on disposition of fixed assets                   (2,571)           --
   Other income                                           2,682            --
   Other expenses                                           (34)           --
   Interest expense                                     (64,914)           (769)
   Interest income                                       20,125           1,246
                                                   ------------    ------------

INCOME BEFORE TAX PROVISION                             127,160         242,348

INCOME TAX EXPENSE                                      (15,009)        (11,080)
                                                   ------------    ------------

INCOME BEFORE MINORITY INTEREST                         112,151         231,268

MINORITY INTEREST                                       (69,613)        (79,996)
                                                   ------------    ------------

NET INCOME                                         $     42,538    $    151,272
                                                   ============    ============


WEIGHTED AVERAGE SHARES OUTSTANDING
   BASIC AND DILUTED                                 40,192,063      40,000,000
                                                   ============    ============

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE      $       0.00    $       0.00
                                                   ============    ============

Note: The number of weighted average shares outstanding at June 30, 2002 is the amount of shares issued for the reverse merger and is for comparison purposes only.

See notes to consolidated financial statements


                        FANTATECH, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                             (UNITED STATES DOLLARS)

                                                                            2003           2002
                                                                        -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                              $    42,538    $   151,272
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation expense                                                     260,721        297,042
   Loss on disposition of fixed assets, net                                   2,571           --
   Minority interest expense                                                 69,613         79,996
Changes in operating assets and liabilities:
   Decrease in trade and related party receivables                          404,888         74,614
   Increase in inventories                                                  (38,151)      (115,176)
   Increase in costs and estimated earnings in excess of billings on
     uncompleted contracts                                                 (488,796)      (387,100)
   Increase in deposits and prepayments                                    (220,681)      (126,175)
   (Increase) Decrease in other receivables                                 (38,023)       (10,369)
   Increase in billings in excess of costs and estimated earnings on
     uncompleted contracts                                                   74,019        372,114
   Increase (Decrease) in trade and related party payable and accrued
     liabilities                                                              8,756        (62,679)
                                                                        -----------    -----------

Net cash provided (used) by operating activities                             77,455        273,539
                                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                     (46,794)       (10,303)
                                                                                       -----------

Net cash provided (used) by investing activities                            (46,794)       (10,303)
                                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES                                           --             --
                                                                        -----------    -----------

NET INCREASE IN CASH                                                         30,661        263,236

Cash and cash equivalents, at beginning of period                         3,290,249        310,976
                                                                        -----------    -----------

Cash and cash equivalents, at end of period                             $ 3,320,910    $   574,212
                                                                        ===========    ===========

Supplementary disclosures of cash flow information:
   Interest paid                                                        $    64,914    $       769
                                                                        ===========    ===========
                                                                        ===========    ===========
   Taxes paid                                                           $    13,522    $    44,231
                                                                        ===========    ===========

See notes to consolidated financial statements

                                 FANTATECH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)
                             (UNITED STATES DOLLARS)

1.       INTERIM CONDOLIDATED FINANCIAL STATEMENTS

         The interim consolidated unaudited financial statements have been prepared by Fantatech, Inc. and include all material adjustments which in the opinion of the management are necessary for a fair presentation of financial results for the three months and the six months ended June 30, 2003. All adjustments and provisions included in these statements are of normal recurring nature. Certain information and footnote disclosures made in the most recent annual consolidated financial statements included in the Form 10-KSB for the year ended December 31, 2002 have been condensed or omitted for the interim financial statements; accordingly, the interim financial statements should be read in conjunction with the December 31, 2002 consolidated financial statements. The results of operations for the interim period presented are not necessarily indicative of the results that can be expected for the entire year.

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

2.       INVENTORIES

Inventories at June 30, 2003 and December 31, 2002 are summarized as follows:

                                                        June 30,    December 31,
                                                         2003           2002
                                                      (Unaudited)     (Audited)
                                                     ------------   ------------

         Raw materials                               $  1,045,255   $  1,036,814
         Work-in-progress                                 534,139        461,974
         Finished goods                                    36,881         80,756
         Consumable stores                                  1,420           --
                                                     ------------   ------------

                                                     $  1,617,695   $  1,579,544
                                                     ============   ============




3.       COSTS AND  ESTIMATED  EARNINGS  IN EXCESS OF  BILLINGS  ON  UNCOMPLETED
         CONTRACTS

                                                                   June 30,     December 31,
                                                                    2003            2002
                                                                 (Unaudited)      (Audited)
                                                                ------------    ------------
         Costs incurred on uncompleted contracts                $ 10,153,951    $ 10,167,426
         Estimated earnings to date                                1,844,143       2,134,073
                                                                ------------    ------------

                                                                  11,998,094      12,301,499

         Less: Billings to date                                  (10,988,526)    (11,706,708)
                                                                ------------    ------------

                                                                $  1,009,568    $    594,791
                                                                ============    ============

         Included in the accompanying balance sheet under the following captions:

         Costs and estimated earnings in excess of billings
             on uncompleted contracts                           $  1,083,587    $   594,791

         Billings in excess of costs and estimated earnings
             on uncompleted contracts                                (74,019)           --
                                                                ------------    ------------
                                                                $  1,009,568    $    594,791
                                                                ============    ============

4.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant, and equipment at June 30, 2003 and December 31, 2002 consisted of the following:

                                                      June 30,     December 31,
                                                        2003            2002
                                                    (Unaudited)      (Audited)
                                                   ------------    ------------

         Leasehold improvements                    $    209,352    $    209,352
         Plant and machinery                             30,459          28,863
         Furniture and fixtures                          90,347          87,488
         Computers and equipment                      1,604,078       1,577,200
         Motor vehicles                                 203,844         193,964
                                                   ------------    ------------

                                                      2,138,080       2,096,867

         Less: Accumulated depreciation              (1,816,619)     (1,558,908)
                                                   ------------    ------------

                                                   $   321,461     $    537,959
                                                   ============    ============

5.       SHORT-TERM LOANS

         On August 27, 2002, the Company obtained a bank loan of $2,168,675. The bank loan bears interest at 5.31% per annum with interest payable monthly and a principal due date of August 27, 2003. The loan is guaranteed by Shenzhen Huaqiang Holdings Limited, a related party.

         Short-term loans-unsecured represent $280,000 borrowed from Top Link Development Limited, an unrelated third party and $20,000 borrowed from Fang Dehou, a related party. Fang Dehou is a director of Intsys and Hytechnology Limited, the Company's subsidiaries. Loans in the amount of $300,000 are unsecured, non-interest bearing and payable during 2003. 6. INCOME TAXES

         The Company is subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Island subsidiary is not liable for income taxes. The Company's 65.41% owned PRC subsidiary is subject to Enterprise Income Tax at the PRC a rate of 15% on net profits. However, based on the local tax rules, the PRC subsidiary is entitled to a tax holiday for the first two years of its operations and a 50% reduction of the rate for the third through fifth years (years 2001 - 2003) of operations. Deferred tax assets and liabilities are not considered material at June 30, 2003 and December 31, 2002.

7.       EARNINGS PER SHARE

         Basic EPS amounts are based on the weighted average shares of common stock outstanding. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. For presentation and comparative purposes, the Company has assumed 40,000,000 shares were outstanding during the six months ended June 30, 2002 to the date of the reverse merger of the Company and Intsys Share Limited.

Item 2 - Management's Discussion and Analysis or plan of operation

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

         On  January  29,  2003,  the  Company   changed  its  name  from  Lucas
Educational Systems, Inc. to Fantatech, Inc.

         SDCL is headquartered in China and is engaged in the development of hi-tech entertainment and amusement products, including 4D theater, digital film, indoor entertainment centers and large size indoor attractions, intelligent low voltage engineering, theme sites projects and the exploitation, design and production of computer systems integration projects.

         In August 2002, Intsys formed Hytechnology Limited in Hong Kong. Hytechnology Limited is 99% owned by Intsys and is engaged in the sales and marketing of the products of SDCL outside the United States of America (excluding China).

         In September 2002, Intsys acquired a 70% equity interest in Hytechnology, Inc., a Delaware corporation, from a third party for $172,000. Hytechnology, Inc. is engaged in the sales and marketing of the products of SDCL in the United States of Amercia.

Results of operations - Three months ended June 30, 2003

Sales

         The Company generated revenues of $592,077 for the three months ended June 30, 2003, which was a $1,070,458 or 64.4% decrease from $1,662,535 for the three months ended June 30, 2002. This was primarily due to the outbreak of SARS in China in May and June in 2003 coupled with the recent change in business strategy. In the second quarter of 2003, the Company started to explore new markets and focus on the development of projects for large hi-tech amusement centres and hi-tech parks like "Dino-Rampage" and "Fantawild FunPlex" as well as existing projects for "4D theatre". In 2002, the Company focused mainly on the contract works and product sales of "4D theatre" and other amusement products. Accordingly, it resulted in the significant decrease in contract works in the second quarter of 2003. The major contracts in 2002 were primarily related to "4D theater" which was new products to the market at that time. In 2003, the Company mainly devoted its resources to the development of new projects - "Dino-Rampage" and "Fantawild FunPlex" and hence the Company devoted less effort in marketing for "4D theater" project which caused a decrease in the sales of "4D theater" related contract works.

Gross profit

         Gross profit margin decreased to 13.5% for the three months ended June 30, 2003, from 30.2% for the three months ended June 30, 2002. This was primarily due to the outbreak of SARS in China in May and June 2003, which caused the Company's operations in works for "4D theater" and amusement centres to record a loss of $57,453 for the three months ended June 30, 2003. In addition, certain exemptions of value added tax on products sold by the Company in 2002 were no longer available in 2003.

Selling and marketing expenses

         Selling and marketing expenses decreased by $66,698 or 50.3% to $65,771 for the three months ended June 30, 2003 from $132,469 for the three months ended June 30, 2002. This was primarily due to a decrease in exhibition expenses from $90,925 in 2002 to $18,297 in 2003.

General and administrative expenses

         General and administrative expenses increased by $119,589 or 124% over the year to $216,063 for the three months ended June 30, 2003 from $96,474 for the three months ended June 30, 2002. This is primarily due to the increases in insurance expenses of $5,562, wages of $6,879 and office expenses of $3,923.

Fantatech, Inc. also incurred legal and professional fees of $54,345 for the three months ended June 30, 2003, while it had no such expenses in 2002. In addition, there were increases in rental and utilities expenses of $14,357 and salary expenses of $24,398 for the three months ended June 30, 2003 which were incurred by Hytechnology, Inc. Hytechnology, Inc. was only acquired by the Company in September 2002. Therefore, these expenses were not incurred for the three months ended June 30, 2002.

Income (loss) from operations

         As revenue and gross profit margin decreased significantly, the financial results changed from income from operations of $273,515 for the three months ended June 30, 2002 to a loss from operations of $201,663 for the three months ended June 30, 2003.

Other income (loss)

         There was a loss on the disposition of fixed assets of $2,488 for the three months ended June 30, 2003 as compared to no disposition of fixed assets for the three months ended June 30, 2002.

         Interest expense for the three months ended June 30, 2003 increased to $31,599 from $297 for the three months ended June 30, 2002. This is primarily due to the new bank loan of $2,168,675 obtained in August 2002.

         Interest income for the three months ended June 30, 2003 increased to $6,041 from $682 for the three months ended June 30, 2002 due to the increase in cash held in interest-bearing accounts.

Minority interests

         The Company recorded minority interest income of $29,658 for the three months ended June 30, 2003, as compared to minority interest expense of $90,909 for the three months ended June 30, 2002, to reflect the interests of the minority shareholders in Hytechnology, Inc. (30%), Hytechnology Limited (1%) and SDCL (34.6%).

Income tax expenses

         The Company is subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which each entity is domiciled. Intsys Share Limited is not liable for income taxes. The Company's 65.41% owned China subsidiary, SDCL, is subject to Enterprise Income Tax in China at a rate of 15% on net income. However, based on the local tax rules, SDCL is entitled to a tax holiday for the first two years of its operations and a 50% reduction of the tax rate for the third through fifth years (years 2001 - 2003) of operations. The provisions for taxes on earnings of SDCL for the three months ended June 30, 2003 and 2002 were $7,625 and $11,080, respectively.

Net income (loss)

         The Company recorded a net loss of $206,773 for the three months ended June 30, 2003 as compared to a net income of $171,911 for the three months ended June 30, 2002. This was primarily due to the significant decreases in revenue and gross profit.

Results of operations - Six months ended June 30, 2003

Sales

         The Company generated revenues of $1,907,177 for the six months ended June 30, 2003, which was a $551,136 or 22.4% decrease from $2,458,313 for the six months ended June 30, 2002. This was primarily due to the outbreak of SARS in China in May and June 2003 coupled with the recent change in business strategy. In the second quarter of 2003, the Company started to explore new markets and focus on the development of projects for large hi-tech amusement centres and hi-tech parks like "Dino-Rampage" and "Fantawild FunPlex" as well as existing projects for "4D theatre". In 2002, the Company focused mainly on the contract works and product sales of "4D theatre" and other amusement products. Accordingly, it resulted in the significant decrease in contract works in the second quarter of 2003. The major contracts in 2002 were primarily related to "4D theater" which was new products to the market at that time. In 2003, the Company mainly devoted its resources to the development of new projects - "Dino-Rampage" and "Fantawild FunPlex" and hence the Company devoted less effort in marketing for "4D theater" project which caused a decrease in the sales of "4D theater" related contract works.

Gross profit

         Gross profit margin increased to 38.5% for the six months ended June 30, 2003, from 25.3% for the six months ended June 30, 2002. The increase was primarily due to the increases in product sales to new overseas markets including the U.S., Kuwait, and Philippines, with an average profit margin of 48.2% for the six months ended June 30, 2003, as compared to 29.7% of the product sales for the same period in 2002. Products sales accounted for 41.4% of the total revenue for the six months ended June 30, 2003.

Selling and marketing expenses

         Selling and marketing expenses decreased by $60,415 or 31.2% to $133,111 for the six months ended June 30, 2003 from $193,526 for the six months ended June 30, 2002. This was primarily due to a decrease in exhibition expenses from $125,516 in 2002 to $42,101 in 2003.

General and administrative expenses

         General and administrative expenses increased by $243,100 or 131% over the year to $429,230 for the six months ended June 30, 2003 from $186,130 for the six months ended June, 2002. This was primarily due to increases in insurance expenses of $15,367, wages of $12,847, bad debt expenses of $16,494 and office expenses of $13,254. Fantatech, Inc. also incurred legal and professional fees of $57,752 for the six months ended June 30, 2003, whilst it had no such expenses in 2002. In addition, there were the increases in rental and utilites expenses of $34,443, salary expenses of $39,678, motor vehicle expenses of $15,128 and commission expenses of $27,483 for the six months ended June 30, 2003 which were incurred by Hytechnology, Inc. Hytechnology, Inc. was only acquired by the Company in September 2002. Therefore, these expenses were not incurred for the six months ended June 30, 2002.

Income from operations

         As general and administrative expenses increased significantly, the income from operations decreased by $69,999 or 28.9% to $171,872 for the six months ended June 30, 2003, from $241,871 for the six months ended June 30, 2002.

Other income (loss)

         There was a loss on the disposition of fixed assets of $2,571 for the six months ended June 30, 2003 as compared to no disposition of fixed assets for the six months ended June 30, 2002.

         Interest expense for the six months ended June 30, 2003 increased to $64,914 from $769 for the six months ended June 30, 2002. This is primarily due to the new bank loan of $2,168,675 obtained in August 2002.

         Interest income for the six months ended June 30, 2003 increased to $20,125 from $1,246 for the six months ended June 30, 2002 due to the increase in cash held in interest-bearing accounts.

Minority interests

         The Company recorded minority interest expense of $69,613 for the six months ended June 30, 2003, a decrease of $10,383 or 13.0% from $79,996 for the six months ended June 30, 2002, to reflect the interests of the minority shareholders in Hytechnology, Inc. (30%), Hytechnology Limited (1%) and SDCL (34.6%).

Income tax expenses

         The Company is subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which each entity is domiciled. Intsys Share Limited is not liable for income taxes. The Company's 65.41% owned China subsidiary, SDCL, is subject to Enterprise Income Tax in China at a rate of 15% on net income. However, based on the local tax rules, SDCL is entitled to a tax holiday for the first two years of its operations and a 50% reduction of the tax rate for the third through fifth years (years 2001 - 2003) of operations. The provisions for taxes on earnings of SDCL for the six months ended June 30, 2003 and 2002 were $15,009 and $11,080, respectively.

Net income

         The Company recorded net income of $42,538 for the six months ended June 30, 2003, a decrease of $108,734 or 71.9% from $151,272 for the six months ended June 30, 2002. This was primarily due to the increase in general and administrative expenses.

Financial condition, liquidity, capital resources

         For the six months ended June 30, 2003, our operations generated net cash of $77,455, a decrease of $196,084 or 71.7% from $273,539 for the six months ended June 30, 2002.

         As of June 30, 2003, we had cash on hand of $3,320,910 and a positive current ratio of 1.86.

         As of June 30, 2003, we had a bank loan of $2,168,675, which was obtained in August 2002 for the purpose of financing a major project. The loan bears interests at 5.31% per annum and is repayable on August 27, 2003. The loan is guaranteed by Shenzhen Huaqiang Holdings Limited, a related party. As a result of this bank loan, our gearing ratio (measured on the basis of total bank borrowings as a percentage of total shareholders' equity) was 89% as of June 30, 2003.

         We had no significant capital expenditure commitment outstanding as of June 30, 2003.

Exchange rate

         Fluctuations of currency exchange rates between Renminbi and United States dollar could adversely affect our business since we conduct our business primarily in China, and the sale of our products to corporations in China are settled in Renminbi. The Chinese government controls its foreign reserves through restrictions on imports and conversion of Renminbi into foreign currency. Although the Renminbi to United States dollar exchange rate has been stable since January 1, 1994 and the Chinese government has stated its intention to maintain the stability of the value of Renminbi, there can be no assurance that exchange rates will remain stable. The Renminbi could appreciate against the United States dollar. Exchange rate fluctuations may adversely affect our revenue arising from the sales of products in China and denominated in Renminbi and our financial performance when measured in United States dollar.

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



                        ITEM 3 - CONTROLS AND PROCEDURES

          We had no significant capital expenditure commitment outstanding as of June 30, 2003.

1.       Evaluation of Disclosure Controls and Procedures

         Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

         Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive and financial officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

2.       Changes in Internal Control

         There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

                           PART II - OTHER INFORMATION

                         ITEM 2 - CHANGES IN SECURITIES

During the three months ended June 30, 2003, we did not issue any shares of common stock.



                   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

Exhibit
Number                             Description
------                             -----------

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K.

         There was no report filed on Form 8-K during the three months ended June 30, 2003.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 FANTATECH, INC.

Dated: August 14, 2003                           By  /s/ Guangwei Liang
                                                 -------------------------------
                                                 Name:  Guangwei Liang
                                                 Title:  Chief Executive Officer



Dated: August 14, 2003                           By  /s/ Fuxiao Wang
                                                 -------------------------------
                                                 Name:  Fuxiao Wang
                                                 Title:  Chief Financial Officer