Form 10QSB
period 2003-09-30
FANTATECH INC
filed 2003-11-19
CIK 925663

FORM 10-QSB

(Mark One)

|X|      QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
ACT OF 1934.
For the quarterly period ended September 30, 2003

OR

|_|      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934.
For the transition period from            to
                              -----------    --------------

                   Commission file Number         0-24374
                                          ------------------------


                                 FANTATECH, INC.
                 (Name of Small Business Issuer in Its Charter)

                Delaware                                 62-1690722
----------------------------------------    ------------------------------------
   (State or other Jurisdiction             (I.R.S. Employer Identification No.)
         of Incorporation)

 418-A Cloverleaf Drive, Baldwin Park,
 Los Angeles, California, CA91706, USA                     CA91706
----------------------------------------    ------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

                                 (626) 820-1090
                   ------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                 Flat K, 12/F., International Industrial Centre,
                     2-8 Kwei Tei St., Fo Tan, Shatin, N.T.,
                                    Hong Kong

              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes   X     No
   -------    -------

                      APPLICABLE ONLY TO CORPORATE COMPANY

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 30, 2003 there were 40,192,063 shares outstanding

         Transitional Small Business Disclosure Format (check one):

Yes         No   X
   -------    -------

                                 FANTATECH, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                            Page

                   PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements..............................................1

Item 2.     Management's Discussion and Analysis or Plan of Operation.........8

Item 3.     Controls and Procedures..........................................14

                           PART II - OTHER INFORMATION

Item 2.     Changes in Securities............................................15

Item 6.     Exhibits and Reports on Form 8-K.................................15

SIGNATURES  .................................................................15


                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                        FANTATECH, INC. AND SUBSIDIARIES
   CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                             (UNITED STATES DOLLARS)

                                                                         September 30,     December 31,
                                                                              2003             2002
                                                                          (Unaudited)       (Audited)
                                                                         -------------    -------------
Current assets
   Cash                                                                  $     864,789    $   3,290,249
   Trade receivables, net of allowance of $53,220 and $25,036 for
     September 30, 2003 and December 31, 2002 respectively                     412,916          765,576
   Related party receivables                                                    62,518          137,457
   Inventories                                                               2,219,915        1,579,544
   Costs and estimated earnings in excess of billings on uncompleted
     contracts                                                                 913,707          594,791
   Deposits and prepayments                                                    805,085          408,398
   Other receivables                                                           113,818           32,215
                                                                         -------------    -------------

Total current assets                                                         5,392,748        6,808,230

Equity investment - Fantatech Development, Inc.                              2,891,566             --
Property, plant and equipment, net                                             553,496          537,959
Trademarks                                                                     170,950          170,950
                                                                         -------------    -------------

Total assets                                                             $   9,008,760    $   7,517,139
                                                                         =============    =============

Current liabilities
   Short-term bank loan                                                  $        --      $   2,168,675
   Short-term loans-unsecured                                                  300,000          300,000
   Billings on uncompleted contracts in excess of costs and estimated
     earnings                                                                     --               --
   Related party payable - Fantatech Development, Inc.                       2,891,566             --
   Other related party payables                                                351,205             --
   Accounts payable                                                            245,441          236,235
   Accrued liabilities and other payables                                    1,171,360        1,088,890
                                                                         -------------    -------------

Total current liabilities                                                    4,959,572        3,793,800
                                                                         -------------    -------------

Minority interest                                                            1,452,766        1,326,833
                                                                         -------------    -------------

Stockholders' equity
   Preferred stock; $0.001 par value; 10,000,000 shares authorized; no
     shares issued and outstanding                                                --               --
   Common stock; $ 0.001 par value; 100,000,000 shares authorized,
     40,192,063 shares issued and outstanding                                   40,192           40,192

   Additional paid-in capital                                                2,865,278        2,865,278
   Retained deficit                                                           (454,395)        (654,311)
   Reserve funds                                                               145,347          145,347
                                                                         -------------    -------------

Stockholders' equity                                                         2,596,422        2,396,506
                                                                         -------------    -------------

Total liabilities and stockholders' equity                               $   9,008,760    $   7,517,139
                                                                         =============    =============

See notes to consolidated financial statements

                        FANTATECH, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                             (UNITED STATES DOLLARS)

                                                       2003            2002
                                                   ------------    ------------
SALES                                              $  1,317,971    $  1,751,240

COST OF SALES                                          (815,404)     (1,514,574)
                                                   ------------    ------------

GROSS PROFIT                                            502,567         236,666

SELLING AND MARKETING EXPENSES                          (91,446)        (81,977)

GENERAL AND ADMINISTRATIVE EXPENSES                    (182,787)       (108,650)
                                                   ------------    ------------

INCOME FROM OPERATIONS                                  228,334          46,039

OTHER INCOME (LOSS)
   Loss on disposition of fixed assets                     (955)           --
   Other income                                           5,814            --
   Interest expense                                     (27,998)         (8,617)
   Interest income                                       16,744           2,385
                                                   ------------    ------------

INCOME BEFORE TAX PROVISION                             221,939          39,807

INCOME TAX EXPENSE                                       (8,241)         (7,339)
                                                   ------------    ------------

INCOME BEFORE MINORITY INTEREST                         213,698          32,468

MINORITY INTEREST                                       (56,320)        (11,230)
                                                   ------------    ------------

NET INCOME                                         $    157,378    $     21,238
                                                   ============    ============


WEIGHTED AVERAGE SHARES OUTSTANDING
   BASIC AND DILUTED                                 40,192,063      40,000,000
                                                   ============    ============

BASIC AND DILUTED NET INCOME PER SHARE             $       0.00    $       0.00
                                                   ============    ============

Note: The number of weighted average shares outstanding at September 30, 2002 is the amount of shares issued for the reverse merger and is for comparison purposes only.

See notes to consolidated financial statements

                        FANTATECH, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                             (UNITED STATES DOLLARS)

                                                       2003            2002
                                                   ------------    ------------

SALES                                              $  3,225,148    $  4,209,553

COST OF SALES                                        (1,988,368)     (3,351,360)
                                                   ------------    ------------

GROSS PROFIT                                          1,236,780         858,193

SELLING AND MARKETING EXPENSES                         (224,557)       (275,503)

GENERAL AND ADMINISTRATIVE EXPENSES                    (612,017)       (294,780)
                                                   ------------    ------------

INCOME FROM OPERATIONS                                  400,206         287,910

OTHER INCOME (LOSS)
   Loss on disposition of fixed assets                   (3,526)           --
   Other income                                           8,496            --
   Other expenses                                           (34)           --
   Interest expense                                     (92,912)         (9,386)
   Interest income                                       36,869           3,631
                                                   ------------    ------------

INCOME BEFORE TAX PROVISION                             349,099         282,155

INCOME TAX EXPENSE                                      (23,250)        (18,419)
                                                   ------------    ------------

INCOME BEFORE MINORITY INTEREST                         325,849         263,736

MINORITY INTEREST                                      (125,933)        (91,226)
                                                   ------------    ------------

NET INCOME                                         $    199,916    $    172,510
                                                   ============    ============


WEIGHTED AVERAGE SHARES OUTSTANDING
   BASIC AND DILUTED                                 40,192,063      40,000,000
                                                   ============    ============

BASIC AND DILUTED NET INCOME PER SHARE             $       0.00    $       0.00
                                                   ============    ============

Note: The number of weighted average shares outstanding at September 30, 2002 is the amount of shares issued for the reverse merger and is for comparison purposes only.

See notes to consolidated financial statements


                        FANTATECH, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                             (UNITED STATES DOLLARS)

                                                                             2003           2002
                                                                         -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                               $   199,916    $   172,510
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation expense                                                      259,411        427,267
   Loss on disposition of fixed assets, net                                    3,526           --
   Minority interest expense                                                 125,933         91,226
Changes in operating assets and liabilities:
   Decrease in trade receivables                                             352,660         56,159
   (Increase) decrease in related party receivables                           74,939        (22,883)
   Increase in inventories                                                  (640,371)       (80,467)
   (Increase) decrease in costs and estimated earnings in excess of
     billings on uncompleted contracts                                      (318,916)       186,939
   Increase in deposits and prepayments                                     (396,687)      (149,276)
   Increase in other receivables                                             (81,603)       (48,394)
   Increase in billings in excess of costs and estimated earnings on
     uncompleted contracts                                                      --           88,062
   Increase in trade and related party payable and accrued liabilities     3,334,448         92,552
                                                                         -----------    -----------

Net cash provided by operating activities                                  2,913,256        813,695
                                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                     (278,475)       (12,510)
   Investment in Fantatech Development, Inc.                              (2,891,566)          --
                                                                         -----------    -----------

Net cash used by investing activities                                     (3,170,041)       (12,510)
                                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from bank loan                                                      --        2,168,675
   Principal repayments on bank loan                                      (2,168,675)          --
                                                                         -----------    -----------

Net cash provided (used) by financing activities                          (2,168,675)     2,168,675
                                                                         -----------    -----------

NET INCREASE (DECREASE) IN CASH                                           (2,425,480)     2,969,860

Cash and cash equivalents, at beginning of period                          3,290,249        310,976
                                                                         -----------    -----------

Cash and cash equivalents, at end of period                              $   864,789    $ 3,280,836
                                                                         ===========    ===========

Supplementary disclosures of cash flow information:
   Interest paid                                                         $    92,929    $     9,386
                                                                         ===========    ===========
   Taxes paid                                                            $    18,166    $    60,853
                                                                         ===========    ===========

See notes to consolidated financial statements

                                 FANTATECH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)
                             (UNITED STATES DOLLARS)

1.       INTERIM CONDOLIDATED FINANCIAL STATEMENTS

         The interim consolidated unaudited financial statements have been prepared by Fantatech, Inc. and include all material adjustments which in the opinion of the management are necessary for a fair presentation of financial results for the three months and the nine months ended September 30, 2003. All adjustments and provisions included in these statements are of normal recurring nature. Certain information and footnote disclosures made in the most recent annual consolidated financial statements included in the Form 10-KSB for the year ended December 31, 2002 have been condensed or omitted for the interim financial statements; accordingly, the interim financial statements should be read in conjunction with the December 31, 2002 consolidated financial statements. The results of operations for the interim period presented are not necessarily indicative of the results that can be expected for the entire year.

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

2.       INVENTORIES

         Inventories at September 30, 2003 and December 31, 2002 are summarized as follows:

                                                  September 30,    December 31,
                                                       2003            2002
                                                   (Unaudited)      (Audited)
                                                  -------------   -------------

         Raw materials                            $   1,500,386   $   1,036,814
         Work-in-progress                               685,092         461,974
         Finished goods                                  32,477          80,756
         Consumable stores                                1,960            --
                                                  -------------   -------------

                                                  $   2,219,915   $   1,579,544
                                                  =============   =============


3.       COSTS AND  ESTIMATED  EARNINGS  IN EXCESS OF  BILLINGS  ON  UNCOMPLETED
         CONTRACTS

                                                                 September 30,     December 31,
                                                                      2003             2002
                                                                  (Unaudited)       (Audited)
                                                                 -------------    -------------
Costs incurred on uncompleted contracts                          $  10,706,978    $  10,167,426
Estimated earnings to date                                           2,248,850        2,134,073
                                                                 -------------    -------------

                                                                    12,955,828       12,301,499

Less: Billings to date                                             (12,042,121)     (11,706,708)
                                                                 -------------    -------------

                                                                 $     913,707    $     594,791
                                                                 =============    =============

Included in the accompanying balance sheet under the following captions:

Costs and estimated earnings in excess of billings on
    uncompleted contracts                                        $     913,707    $     594,791

Billings in excess of costs and estimated earnings on
    uncompleted contracts                                                 --               --
                                                                 -------------    -------------

                                                                 $     913,707    $     594,791
                                                                 =============    =============

4.       PROPERTY, PLANT AND EQUIPMENT

         Property,  plant,  and equipment at September 30, 2003 and December 31,
2002 consisted of the following:

                                                                 September 30,     December 31,
                                                                      2003             2002
                                                                  (Unaudited)       (Audited)
                                                                 -------------    -------------

        Leasehold improvements                                   $     209,352          209,352
        Plant and machinery                                             43,599           28,863
        Furniture and fixtures                                          93,015           87,488
        Computers and equipment                                      1,817,702        1,577,200
        Motor vehicles                                                 203,844          193,964
                                                                 -------------    -------------

                                                                     2,367,512        2,096,867

        Less: Accumulated depreciation                              (1,814,016)      (1,558,908)
                                                                 -------------    -------------

                                                                 $     553,496          537,959
                                                                 =============    =============

5.       EQUITY  INVESTMENT  AND RELATED PARTY PAYABLE - FANTATECH  DEVELOPMENT,
         INC.

         Equity investment - Fantatech Development, Inc. represents the initial cash contribution of $2,891,566 to Fantatech Development, Inc., a company formed by Shenzhen Digitainment Company Limited (SDCL) (the Company's 65.41% owned subsidiary), Shenzhen Huaqiang Industry Company Limited and Shenzhen Huaqiang Innovation and Investment Company Limited in August 2003 in PRC, of which SDCL has 40% direct interest. Fantatech Development, Inc. is intended to engage in the construction and operation of hi-tech entertainment amusement centers and theme parks.

         Related party payable - Fantatech Development, Inc. represents the short-term loan of $2,891,566 obtained from Fantatech Development, Inc. The loan is unsecured, non-interest bearing and payable upon 7 days advance notice.

6. SHORT-TERM LOANS

         On August 27, 2002, the Company obtained a bank loan of $2,168,675. The bank loan bears interest at 5.31% per annum with interest payable monthly and a principal due date of August 27, 2003. The bank loan was repaid in full upon its maturity. The loan was guaranteed by Shenzhen Huaqiang Holdings Limited, a related party.

         Short-term loans-unsecured represent $280,000 borrowed from Top Link Development Limited, an unrelated third party and $20,000 borrowed from Fang Dehou, a related party. Fang Dehou is a director of Intsys Share Limited and Hytechnology Limited, the Company's subsidiaries. Loans in the amount of $300,000 are unsecured, non-interest bearing and payable during 2003. 7. INCOME TAXES

         The Company is subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Island subsidiary is not liable for income taxes. The Company's 65.41% owned PRC subsidiary is subject to Enterprise Income Tax at the PRC a rate of 15% on net profits. However, based on the local tax rules, the PRC subsidiary is entitled to a tax holiday for the first two years of its operations and a 50% reduction of the rate for the third through fifth years (years 2001 - 2003) of operations. Deferred tax assets and liabilities are not considered material at September 30, 2003 and December 31, 2002.

8.       EARNINGS PER SHARE

         Basic EPS amounts are based on the weighted average shares of common stock outstanding. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. For presentation and comparative purposes, the Company has assumed 40,000,000 shares were outstanding during the nine months ended September 30, 2002 to the date of the reverse merger of the Company and Intsys Share Limited.

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

OVERVIEW

         Fantatech, Inc., formerly Lucas Educational Systems, Inc., (the "Company"), was incorporated in 1996. On June 19, 2001, Halter Capital Corporation purchased 1,687,178 shares of common stock from various shareholders, thereby acquiring approximately 50.5% of the outstanding shares of the Company. All of the existing officers and directors resigned and were replaced by a new management team, Messrs. Kevin B. Halter and Kevin Halter, Jr.

         On November 6, 2002 (the "Closing Date"), pursuant to the terms of a Share Exchange Agreement dated as of November 6, 2002 (the "Exchange Agreement") by and among the Company, Halter Capital Corporation, Kevin Halter and Fang Dehou ("Dehou"), Li Ming ("Ming") and Lui Lingxiao ("Lingxiao") (Dehou, Ming and Lingxiao are herein referred to collectively, as the "Intsys Shareholders"), the Company acquired (the "Acquisition") from the Intsys Shareholders all of the issued and outstanding capital stock of Intsys Share Limited, a British Virgin Islands corporation ("Intsys"). As consideration for the shares of Intsys, the Company issued 40,000,000 shares of common stock to the Intsys Shareholders and certain designees of the Intsys Shareholders. The consideration for the Acquisition was determined through arms length negotiations between the management of the Company and the Intsys Shareholders.

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

         On April 15, 2003, Ms. Peng tendered her resignation as Chief Financial Officer of the Company and Ms. Fuxiao Wang was appointed in her place.

         Until the Closing Date, the Company had only nominal assets and liabilities and had no business operations. As a result of the Acquisition, the Company continued the business operations of Intsys. Intsys owns 65.41% of Shenzhen Digitainment Co., Ltd. ("SDCL"). As such, the information disclosed in this report relates to the Company's operation of SDCL. The financial statements for the three and nine months ended September 30, 2002 are the results of operations of SDCL.

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

         In August 2003, SDCL, Shenzhen Huaqiang Industry Company Limited and Shenzhen Huaqiang Innovation and Investment Company Limited formed Fantatech Development, Inc. in PRC. Fantatech Development, Inc. is 40% owned by SDCL and is intended to engage in the construction and operation of hi-tech entertainment and amusement centers and theme parks.

Results of operations - Three months ended September 30, 2003

Sales

         The Company generated revenues of $1,317,971 for the three months ended September 30, 2003, which was a $433,269 or 24.7% decrease from $1,751,240 for the three months ended September 30, 2002. This was primarily due to the significant decrease in construction revenue from $1,362,269 for the three months ended September 30, 2002 to $1,010,148 for the three months ended September 30, 2003. In the third quarter of 2003, the Company continued to explore new markets and focus on the development of projects for large hi-tech amusement centres and hi-tech parks like "Dino-Rampage" and "Fantawild FunPlex" as well as existing projects for "4D theatre". In 2002, the Company focused mainly on the construction of our "4D theatre" and product sales of our "4D theatre" and other amusement products. The focus in 2002 was primarily related to "4D theater" which was the new product to the market at that time. In 2003, the Company devoted its resources to the development of new projects - "Dino-Rampage" and "Fantawild FunPlex" therefore the Company devoted fewer resources to the marketing of the "4D theater" project which caused a decrease in the sales of the "4D theater".

Gross profit

         Gross profit margin increased to 38.1% for the three months ended September 30, 2003, from 13.5% for the three months ended September 30, 2002. This was primarily due to the increase in the gross profit margin for contract works to 26.1% for the three months ended September 30, 2003, from 14.9% for the three months ended September 30, 2002. In addition, there was high gross profit margin of 70.3% generated from product sales for the three months ended September 30, 2003, although it only accounted for 8.6% of the total revenue for the three months ended September 30, 2003, as compared to 34.6% for the three months ended September 30, 2002.

Selling and marketing expenses

         Selling and marketing expenses increased by $9,469 or 11.6% to $91,446 for the three months ended September 30, 2003 from $81,977 for the three months ended September 30, 2002. This was primarily due to an increase in travel expenses from $3,337 in 2002 to $14,205 in 2003.

General and administrative expenses

         General and administrative expenses increased by $74,137 or 68% to $182,787 for the three months ended September 30, 2003 from $108,650 for the three months ended September 30, 2002. This is primarily due to the increases in insurance expenses of $16,745, motor vehicle running expenses of $5,809, and office expenses of $3,972. Fantatech, Inc. also incurred legal and professional fees of $12,203 for the three months ended September 30, 2003, while it had no such expenses in 2002. In addition, there were increases in rental and utilities expenses of $15,628 and salary expenses of $21,966 for the three months ended September 30, 2003 which were incurred by Hytechnology, Inc. Hytechnology, Inc. was only acquired by the Company in September 2002. Therefore, these expenses were not incurred for the three months ended September 30, 2002.

Income (loss) from operations

         As gross profit margin increased significantly, the income from operations changed from $46,039 for the three months ended September 30, 2002 to $228,334 for the three months ended September 30, 2003.

Other income (loss)

         There was a loss on the disposition of fixed assets of $955 for the three months ended September 30, 2003 as compared to no disposition of fixed assets for the three months ended September 30, 2002.

         There was other income of $5,814 for the three months ended September 30, 2003 as compared to no other income for the three months ended September 30, 2002.

         Interest expense for the three months ended September 30, 2003 increased to $27,998 from $8,617 for the three months ended September 30, 2002. This is primarily due to the new bank loan of $2,168,675 obtained in August 2002.

         Interest income for the three months ended September 30, 2003 increased to $16,744 from $2,385 for the three months ended September 30, 2002 due to the increase in cash held in interest-bearing accounts.

Minority interests

         The Company recorded minority interest expense of $56,320 for the three months ended September 30, 2003, an increase of $45,090 or 401% from $11,230 for the three months ended September 30, 2002, to reflect the interests of the minority shareholders in Hytechnology, Inc. (30%), Hytechnology Limited (1%) and SDCL (34.6%).

Income tax expenses

         The Company is subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which each entity is domiciled. Intsys Share Limited is not liable for income taxes. The Company's 65.41% owned China subsidiary, SDCL, is subject to Enterprise Income Tax in China at a rate of 15% on net income. However, based on the local tax rules, SDCL is entitled to a tax holiday for the first two years of its operations and a 50% reduction of the tax rate for the third through fifth years (years 2001 - 2003) of operations. The provisions for taxes on earnings of SDCL for the three months ended September 30, 2003 and 2002 were $8,241 and $7,339, respectively.

Net income (loss)

         The Company recorded a net income of $157,378 for the three months ended September 30, 2003 as compared to a net income of $21,238 for the three months ended September 30, 2002. This was primarily due to the significant increases in gross profit margin in contract works and products sales.

Results of operations - Nine months ended September 30, 2003

Sales

         The Company generated revenues of $3,225,148 for the nine months ended September 30, 2003, which was a $984,405 or 23.4% decrease from $4,209,553 for the nine months ended September 30, 2002. There was significant decrease in contract revenue from $3,095,157 for the nine months ended September 30, 2002 to $1,261,290 for the nine months ended September 30, 2003. This was primarily due to the outbreak of SARS in China in May and June 2003 coupled with the recent change in business strategy. In the second quarter of 2003, the Company started to explore new markets and focus on the development of projects for large hi-tech amusement centres and hi-tech parks like "Dino-Rampage" and "Fantawild FunPlex" as well as existing projects for "4D theatre". In 2002, the Company focused mainly on the contract works and product sales of "4D theatre" and other amusement products. Accordingly, it resulted in the significant decrease in contract works since the second quarter of 2003. The major contracts in 2002 were primarily related to "4D theater" which was new products to the market at that time. In 2003, the Company mainly devoted its resources to the development of new projects - "Dino-Rampage" and "Fantawild FunPlex" and hence the Company devoted less effort in marketing for "4D theater" project which caused a decrease in the sales of "4D theater" related contract works.

Gross profit

         Gross profit margin increased to 38.3% for the nine months ended September 30, 2003, from 20.4% for the nine months ended September 30, 2002. The increase was primarily due to the increases in product sales to new overseas markets including the U.S., Kuwait, and Philippines, with an average profit margin of 49.9% for the nine months ended September 30, 2003, as compared to 31.6% of the product sales for the same period in 2002. Products sales accounted for 43.1% of the total revenue for the nine months ended September 30, 2003.

Selling and marketing expenses

         Selling and marketing expenses decreased by $50,946 or 18.5% to $224,557 for the nine months ended September 30, 2003 from $275,503 for the nine months ended September 30, 2002. This was primarily due to a decrease in exhibition expenses from $172,665 in 2002 to $87,096 in 2003 offset by an increase in traveling expenses from $11,112 in 2002 to $36,492 in 2003.

General and administrative expenses

         General and administrative expenses increased by $317,237 or 108% to $612,017 for the nine months ended September 30, 2003 from $294,780 for the nine months ended September 30, 2002. This was primarily due to increases in insurance expenses of $32,111, motor vehicle running expenses of $7,757, wages of $11,287, bad debt expenses of $16,494 and office expenses of $17,226. Fantatech, Inc. also incurred legal and professional fees of $69,956 for the nine months ended September 30, 2003, while it had no such expenses in 2002. In addition, there were the increases in rental and utilites expenses of $50,071, salary expenses of $61,644, motor vehicle expenses of $16,556 and commission expenses of $27,483 for the nine months ended September 30, 2003 which were incurred by Hytechnology, Inc. Hytechnology, Inc. was only acquired by the Company in September 2002. Therefore, these expenses were not incurred for the nine months ended September 30, 2002.

Income from operations

         As the increase in gross profit margin was offset by the significant increase in general and administrative expenses, the income from operations increased by $112,296 or 39% to $400,206 for the nine months ended September 30, 2003, from $287,910 for the nine months ended September 30, 2002.

Other income (loss)

         There was a loss on the disposition of fixed assets of $3,526 for the nine months ended September 30, 2003 as compared to no disposition of fixed assets for the nine months ended September 30, 2002.

         There was other income of $8,496 for the nine months ended September 30, 2003 as compared to no other income for the nine months ended September 30, 2002.

         Interest expense for the nine months ended September 30, 2003 increased to $92,912 from $9,386 for the nine months ended September 30, 2002. This is primarily due to the new bank loan of $2,168,675 obtained in August 2002.

         Interest income for the nine months ended September 30, 2003 increased to $36,869 from $3,631 for the nine months ended September 30, 2002 due to the increase in cash held in interest-bearing accounts.

Minority interests

         The Company recorded minority interest expense of $125,933 for the nine months ended September 30, 2003, as compared to minority interest expense of $91,226 for the nine months ended September 30, 2002, to reflect the interests of the minority shareholders in Hytechnology, Inc. (30%), Hytechnology Limited (1%) and SDCL (34.6%).

Income tax expenses

         The Company is subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which each entity is domiciled. Intsys Share Limited is not liable for income taxes. The Company's 65.41% owned China subsidiary, SDCL, is subject to Enterprise Income Tax in China at a rate of 15% on net income. However, based on the local tax rules, SDCL is entitled to a tax holiday for the first two years of its operations and a 50% reduction of the tax rate for the third through fifth years (years 2001 - 2003) of operations. The provisions for taxes on earnings of SDCL for the nine months ended September 30, 2003 and 2002 were $23,251 and $18,419, respectively.

Net income

         The Company recorded net income of $199,916 for the nine months ended September 30, 2003 as compared to a net income of $172,510 for the nine months ended September 30, 2002. There was no significant change in net income as the increase in general and administrative expenses was in line with the increase in gross profit margin.

Financial condition, liquidity, capital resources

         For the nine months ended September 30, 2003, our operations generated net cash of $2,913,256, an increase of $2,099,561 or 258% from $813,695 for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, we used cash of $3,170,041 and $2,168,675 for investing and financing activities respectively.

         As of September 30, 2003, we had cash on hand of $864,7895 and a positive current ratio of 1.09.

         We had no significant capital expenditure commitment outstanding as of September 30, 2003.

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

         In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) ("FIN-46")." FIN46 addresses consolidation by business enterprises of certain variable interest entities, commonly referred to as special purpose entities. The Group will be required to implement the other provisions of FIN46 in 2003. The adoption of FIN46 is not expected to have a material impact on the Group's consolidated financial statements.

         In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." It is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designed after June 30, 2003. All provisions of SFAS No. 149 should be applied prospectively. The adoption of SFAS 149 is not expected to have a material impact on the Group's consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 15 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classifies a financial instrument that is within its scope as a liability (or as an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before issuance date of SFAS no. 150 and still existing at the beginning of the interim period of adoption. Restatement is permitted. The adoption of SFAS No. 150 is not expected to have a material impact on the Group's consolidated financial statements.

                        ITEM 3 - CONTROLS AND PROCEDURES

         We had no significant capital expenditure commitment outstanding as of September 30, 2003.

1)       Evaluation of Disclosure Controls and Procedures

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

2)       Changes in Internal Control

There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

                           PART II - OTHER INFORMATION

                         ITEM 2 - CHANGES IN SECURITIES

During the three months ended September 30, 2003, we did not issue any shares of common stock.



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

(b)      Reports on Form 8-K.

         There was no report filed on Form 8-K during the three months ended September 30, 2003.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               FANTATECH, INC.

Dated: November 19, 2003                       By  /s/ Guangwei Liang
                                               ---------------------------------
                                               Name:  Guangwei Liang
                                               Title:  Chief Executive Officer



Dated: November 19, 2003                       By  /s/ Fuxiao Wang
                                               ---------------------------------
                                               Name:  Fuxiao Wang
                                               Title:  Chief Financial Officer