Form 10KSB
period 2003-12-31
FANTATECH INC
filed 2004-05-19
CIK 925663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____________ to _____________

                        Commission file number:  0-24374

                                 FANTATECH INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

DELAWARE                                             62-1690722
-------------------------------                ----------------------
(State of other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification Number)

         418-A Cloverleaf Drive, Baldwin Park, Los Angeles, CA91706, USA
         ---------------------------------------------------------------
          (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: 626-820-1090

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 2003 were $5,460,287.

The aggregate market value of the issuer's common stock held by non-affiliates of the issuer was $12,699,806, which was based on a closing bid price of $0.42 on March 31, 2004.

The issuer had 40,192,063 shares of common stock issued and outstanding as of December 31, 2003.

Transitional Small Business Disclosure Format:  Yes [ ] No [X]

Documents incorporated by reference:  None.

PART I
ITEM 1.  DESCRIPTION  OF  BUSINESS

General
Fantatech Inc. (formerly known as Lucas Educational Systems, Inc.) is a Delaware corporation (the "Company"), and owns all of the capital stock of Intsys Shares Limited, a British Virgin Islands corporation ("Intsys"). Intsys owns three subsidiary companies (the "Subsidiaries"). The three subsidiaries are Shenzhen Digitainment Co. Ltd ("SDCL" or "Digitainment", located in Shenzhen, PRC), Hytechnology Ltd. (located in Hong Kong) and Hytechnology Inc. (a Delaware company). In addition, SDCL owns 40% of Fantatech Development Inc. ("FDI"). Unless the context indicates, reference to the Company shall include the Subsidiaries.

SDCL was established in 1998 to take advantage of the growing demand for hi-tech entertainment and amusement products. SDCL is engaged in design, development and production of hi-tech entertainment and amusement products, including 4D theater, digital film, indoor entertainment center, large size indoor attraction and theme parks.

Hytechnology Ltd. was formed by Intsys in 2002 and is engaged in the sales and marketing of the products of SDCL outside the United States of America (excluding China).

Hytechnology Inc. was formed by a third party and was acquired by Intsys in 2002. It is engaged in the sales and marketing of the products of SDCL in the United States of America.

Fantatech Development, Inc. (FDI) was formed by SDCL, Shenzhen Huaqiang Industry Company Limited (SHICL) and Shenzhen Huaqiang Venture Capital Company Limited (SHVCCL) in PRC in August 2003. FDI is owned 40% by SDCL, 40% by SHICL and 20% by SHVCCL, and is intended to engage in the construction and operation of hi-tech entertainment and amusement centers and theme parks. Subsequent to the formation of FDI, SHVCCL (the 20% shareholder) assigned all of its management and control rights to SDCL.

The  following is the organization chart of the Company as of December 31, 2003:

                            Fantatech Inc. (Delaware)
                                       |
                                       |
                                       | 100%
                           Intsys Share Limited (BVI)
                                       |
                                       |
                                       |
            ---------------------------------------------------
            |  70%                     |  99%                 |  65.41%
       Hytechnology              Hytechnology              Shenzhen
         Inc. (US)                    Ltd.            Digitainment Co. Ltd
                                  (Hong Kong)               (PRC)
                                                              |
                                                              |
                                                              |  40%
                                                              |
                                                          Fantatech
                                                         Development
                                                             Inc.
                                                            (PRC)

INDUSTRY  BACKGROUND
The entertainment products in earlier decades mainly focused on single-track rides such as roller coasters, rotating horses and corsairs which produced the novelty of rectilinear or rotating mechanical movement. Though these products are still in use today, the development and maturity of electronic and control technology allowed us to adopt many hi-tech effects using light, sound, external decorations which greatly improved the entertainment experience as well as allowing increased safety, reliability, enjoyment and excitement.

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

Business  Scope
The Company designs, develops and produces hi-tech entertainment and amusement products. Its optimal integration team is experienced and creative in software, film production and some comprehensive serial products involved with wide range field and specialty, including computer, video and film, simulation, artificial intelligence and system integration. The Company has already successfully launched a series of hi-tech popular amusement and entertainment products that are presently applied in many theme parks, entertainment centers and shopping malls worldwide. Many years ago, the Company realized the impending increase of scientific and technical requirements for amusement products as well as the developing trend of multiple technique application on digital film and virtual reality. After many years, the Company has developed the capabilities of planning, designing, producing, and managing CG technology based hi-tech entertainment products, and we are among the few hi-tech companies in the world who can create an entire system of large size indoor attraction.

The main business scope of the Company is as follows:

-    Design,  develop  and produce hi-tech entertainment and amusement products;

-    Design  and  develop  hi-tech  theme  parks  and  amusement  attractions;

- Invest and operate hi-tech entertainment and amusement products with our own development and production;

- Invest and operate indoor entertainment centers catering to the entertainment needs of shopping malls;

-    Invest  and  operate  large-size  hi-tech  theme  parks.

PRODUCT  INTRODUCTION

The products developed and produced by the Company can be divided into four parts: FantaWild FunPlex, FantaWild 4D Theater, Large-size attractions and FantaWild Theme Park.

FantaWild  FunPlex
The FantaWild FunPlex is an advanced indoor entertainment center designed especially for shopping malls and recreation areas. The FunPlex centers are 25,000 to 80,000 square feet, and each of the centers is made up of 50 attractions. The Company intends to brand the FunPlex as a unique and exciting family-based entertainment center with attractions designed with all family member demographics in mind. These attractions are organized into 8 sections:
Cartoon City, VirtuaSports, FantaZone, MechaZone, FunPlex Photo Studio, Dragon of Destiny, FantaWild 4D Theater, and Story House. Each section contains attractions that cater to one or more family demographic (adults and parents, youths and teenagers, and young children being the main three demos). In addition, there is a Redemption Center for the ticket system and the "Party Central" zone for serving food and hosting parties. The "It's Showtime!" zone can provide live entertainment or an area for business meetings. Each zone is modular and can be expanded or swapped for another. A central controlling center controls all attractions and collects all revenue data, and a highly advanced card system is able to keep track of customer behavior. The Company will develop new attractions and platforms constantly, and keeps developing new content for each platform. Thus the attractions in each FunPlex can be kept fresh and interesting for repeat customers.

The 8 sections of FantaWild FunPlex are described as follows:

FantaZone
This zone appeals to all ages and features some of FantaWild's most exciting games and simulators. All attractions in this zone have the features of either 3D technology, extreme player interaction or both; and all attractions appeal to youths and adults. The attractions in FantaZone namely Space Cop, Mini 3D Theater, Jungle Safari, City of Fire, Gunship Strike, Torpedoes Away, FW 360, Grenade Launcher Assault and etc.

FunPlex  Photo  Studio
FunPlex Photo Studio is a place where you can bring your creativity and imagination into play. The attractions in FunPlex Photo Studio mainly utilize the computer and image processing technologies to manipulate images of people to create photos with special effects. You can create your photo and completely change your surroundings and appearance. You can print your photo out onto photo paper or a T-Shirt. There are three attractions in this section: The Magic Photo Shop, Smart-Aleck Artist and FunPlex Photo Station.

Cartoon  City
All the attractions are cartoon-influenced, which is simple and interesting for the young children. The children come into the cartoon paradise when they enter this area. Cartoon City is composed of following attractions namely: The Cartoon Studio, Big Mouth, Ali Baba's Cave, Jungle Drum King, Rolling Stone, Pterodactyl Island, Drum Prodigy, Crazy, Twistin' Bumper Cars, Happy Forest Cannons and etc.

VirtuaSports
A combination of many virtual reality sports games, the VirtuaSports area will give players many indoor and outdoor activities without having to be there. Novice players can try out many hazardous and difficult real-life sports with perfect ease and safety; and without any practice, professional training or expensive equipment. VirtuaSports is composed of more than 10 attractions namely VR Bowling, Free Kick Shoot-out, VR Ping Pong, Virtua Mecha-glider, Cycle Challenge, Speedway GT. Crazy Toy, Dragongfly, VR Archery, Speedboat Rescue and etc.

MechaZone
MezhaZone is an area in which up to five visitors at a time can play a multi-networked computer style interactive 4D videogame. Players sit in specially molded battle chairs and the cockpit's features will simulate being inside of the robot's control center. From the inside, the view screen is a porthole and the walls are filled with many indicators, alarm lights and instruments All is interactive with the computer game. The indicators show damage, distance to the enemy, ammo and energy levels. The biggest characteristic of this attraction is group participation.

Story  House
A magical theater where the technology of illusionary images is applied. The oriented sound and the dynamic motion chair technology with the special effects lighting construct a dreamy atmosphere of a fairy tale. Stories with different subjects are told coinciding with the image on the screen. The story is told by a sweet voice and the image appears on five different screens, each portraying a different image. In sync with the image, the voice comes around the tourists from different areas and distance, creating a story world. Meanwhile, the special 4D seats can make such special effects as shaking, falling, leg ticklers and water spraying according to the scenario.

Dragon  of  Destiny
Dragon Of Destiny is a networked interactive network shooter game. Each station is designed as a super-realistic war machine. Players will act as magical medieval warriors with riding half-mechanical-half-living dragons. Each player's character will shoot at other targets with bright bolts of their battle magic. The cockpit contains a view screen and a control ball. Hit the buttons on the ball to fire your magic off or to fly faster.

FantaWild  4D  Theater

The cylindrical screen provides a wider viewing area than normal movie theaters, which was invented by Intsys and an international patent has been granted. Moreover, 4D chairs can produce such special effects as vibration, falling, wind blowing, water spraying and leg ticklers. When these effects are combined with other simulations like virtual fog, rain, lightning, air bubbles, and smell, they provide a unique performance and rendering effect to the plots in the movies. Audiences have both visual and sensory experiences while they are watching the movies.

Ideal as a tourist attraction, the FunPlex comes equipped with a computerized management system that facilitates organization and administration of the day-to-day FunPlex business. The system can be used to print daily computer-generated reports featuring revenue information and data on each day's top-performing attraction and peak operating hours. FunPlex visitors can pay by buying credits on a Fanta-Transporter card, which they can swipe at each attraction. To encourage repeat business, FantaWild FunPlex system offers gift certificates to visitors.

The Company distributes FunPlex by the means of direct sale and revenue sharing. In the way of revenue sharing, the Company invests all the equipment in FunPlex and is responsible for on-site installation, maintenance and update during the cooperation period. Our partner will be responsible for ground works, decoration, advertisement and daily management. The Company will recoup the capital outlay by collecting a proportion of monthly revenue. As of March 2004, three FunPlex are operating in Guangdong and Hunan Province of PRC. The Company plans to open several more FunPlexes in different cities of PRC in the year of 2004.

FantaWild  4D  Theater  System

i.   FantaWild  4D  Theater
The Company manufactures and installs all of the equipment needed for a FantaWild 4D Theater system. 4D theater is an ultimate sensory experience that uses several different 3D technologies to create a unique and engaging visual and audio experience. The essential distinction between a 4D theater and a 3D theater is the former's use of additional "4D" effects. Examples of 4D effects include special effect chairs that can vibrate, simulate falling, spray water, blow wind and tickle the viewer's legs when activated, and environmental effects such as the generation of air bubbles, snowflakes, smoke and fog and also smells. In a 4D theater, 4D effects are synchronized with the on-screen action to produce a customized entertainment attraction that totally immerses the viewer within the reality of the film experience.

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

Each FantaWild 4D Theater system comes equipped with special effect chairs designed to simulate natural phenomena. Through the use of a special effect control system (SPECON) provided by the Company, special effects are added to the performance of the movie plots so that each viewer has a virtual, life-like experience. The FantaWild 4D Theater chairs can generate five different special effects (vibration, falling, water spraying, wind blowing and leg ticklers) all of which are controlled by the SPECON. Using the SPECON, the program and time length of each effect can be adjusted to match different visual and sensory feelings. The special effect chairs installed with FantaWild 4D Theater are designed so that there can be three to five chairs in one group. The groups can be arranged or combined to suit the needs of different theaters.

The Company also offers environmental effects equipment options as part of its 4D theater packages to greatly enhance the theater atmosphere provided to audience members. The equipment that can be supplied to FantaWild clients includes: (1) An air bubble generator; (2) a strobe generator; (3) a smoke and fog generator; (4) a snowflake generator; and (5) a smell generator. A setting generator that generates the settings according to the film plot is also provided along with each environmental effects equipment option.

The Company has already successfully installed more than thirty 4D theaters worldwide, including the USA, Canada, Venezuela, Italy, Kuwait, Philippine, Vietnam and China.

ii.  FantaWild  4D  Films

The Company's related company, Hyvision Digital Film Inc., independently creates and produces three to five new 4D films a year for exclusive distribution and exhibition at FantaWild 4D Theaters. FantaWild clients can lease films on a yearly basis through the Company. The current library of films includes "Dino-Rampage" (a futuristic film about dinosaurs spread over the city due to an accident in a museum and how people combat with all kinds of dinosaurs), "Escape from Bane Manor" (a horror film set in a Victorian castle), "Strategic Command" (an action-packed film about two fictional warring factions), "Deep Sea Adventure" (a futuristic movie about a young man's adventurous and romantic exploration of deep sea life), "UFO Space Flight" (a film about space travel and alien life), "An Ode to Life" (a film that journeys through the annals of time, from the creation of the universe to the rule of the dinosaurs) and "Legend of Pyramid" (a mystery-filled, action-adventure film set in ancient Egypt).

Large  Size  Attractions

Large size attractions are the main parts of theme park and recreation facilities which bring large numbers of tourists and increase entertainment revenues. Only a few companies have the ability to design and produce the large size attraction due to technical difficulty and complicated development process. During the year of 2003, the Company started to construct 4D Ride Dino-Rampage in Tianjin, PRC and plans to have a grand opening in the fall of 2004. Also, the Company plans to construct a Floating Sphere 4D Theater in Beijing during the year of 2004.

The Large size attractions are described as follows:

i.   4D  Ride  Dino-Rampage
4D Ride Dino-Rampage is a large-size indoor modern attraction which integrates the elements of 3D animated movie clips, crafted dioramas, dynamic motion cars, disaster imitation and various performance tricks. 4D Ride Dino-Rampage can facilitate 96 people simultaneously and the peak circulation is 1,440 man times per hour. The peak circulation can reach 14,400 man times per day.

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

Special effects features are an integral part of the 4D Ride Dino-Rampage. Such effects include large amounts of vapor (generated from a smoke machine) and electrical sparks (simulated by short-circuited powerlines that emit showers of sparks). The special effects are nearly through the whole attraction and skillfully absorbed into the film plotlines to enhance the realism of the attraction for the tourists.

ii.  Floating  Sphere  4D  Theater
The FantaWild Floating Sphere 4D Theater is a new type of 4D theater that integrates such hi-tech elements as 3D visuals, spherical theater screen, large rotating mechanisms and on-site special effects. Owing to its ingenious and spectacular design, it represents the cutting edge of state-of-the-art technology in the modern entertainment industry and is now a new milestone in the theater technology and development.

Floating Sphere 4D Theater covers about sixteen thousand (16,000) square feet (82 feet long) and is composed of huge hemispherical screen, dynamic motion-chair suspending system, rotating platform, special effects system and 3D animated movie content. Floating Sphere 4D Theater can facilitate 60 persons simultaneously and the peak circulation per hour is 420 man times. The peak circulation can reach 4,200 man times per day.

iii. Try  To  Remember
Try to Remember perfectly combines traditional living theater with modern visual science. The phantasm and gleaming effects make the Magic Theater a big hit with the audience. The Magic Theater makes full use of Phantasmal Image technology, aggregating digital video production, stage lighting systems and computer control systems to achieve a miraculous stage effect. For example, the actor will appear or disappear suddenly; smog will magically change into a young girl or a flying bird. The dazzling special effects will woo the audience not believe their eyes.

iv.  The  Tornado  Experience
The Tornado Experience is a big sized film and video special skills performance, which involves such technologies as film and video, and mechanic and spot simulated scenes. Actually the theater is made as a ship. The audience can see a vivid spot of waves, houses and big trees made by the computer system. As the story goes, winds blows and house shakes and the fog becomes thicker and thicker. The simulated special effects of storm, wind, flash and crashing down of houses vividly represents the strong damage and havoc wild storms reap. Storm Land is a large special movie performance and which combining movie, large mechanism and emulated scene. The theater is set up as a ship. The audience can see a vivid spot of waves, houses and big trees made by the computer system. As the story goes, winds blows, house shakes and the fog becomes thicker and thicker. The audience will feel that they are in a real situation, and they can see the demolition power of the storm.

v.   Special  Effects  4D  Theater
The Special Effects 4D Theater is an upgraded new project based on 4D Theater, coupled with a theater environment matching the plot of movies. When the scenes of the movies are flawlessly combined with the spot realistic scenes, the environmental special effects simulating smog, flash, bubble, touch and smell will make the audience feel as if they are part of the scene.

vi.  Journey  To  The  Earth's  Core
Journey to the Earth's Core is an indoor roller coaster which adopts multiple illusionary and laser lights to create a secret and exciting dynamic world in which visitors will experience the speed of the next generation of roller coasters. The simulated scenes and the prop matching virtual environment will bring visitors towards the earth's core. They will pass the scenes of volcano, deep cave, sea floor and submarine world and finally go back to the ground.
During the trip, the vision and the special effect of fire, wind and water combines to make a real frightening trip. Visitors will scream for their lives while enjoying the stimulating adventure of the roller coaster's swift twists and turns.

vii. Adventure  to  Mars
The super simulated airship will take visitors close to the Moon and allow them to visit a space station, run after comets, and fly to Mars. The realistic design of the airship, and the grand spectacle bring visitors a lifelike experience. The special effect of the rotating platform and multiple degrees of motion are so well simulated that visitors will think they have really visited Mars.

viii. The  Milky  Way  Galaxy  Square
The Galaxy Plaza is the center plaza of the FantaWild Theme Park. It is the gathering place of the park. There is a silver arch-shaped screen of 12,000 square feet on the top of the center of the plaza. The screen is 150 feet over the ground. The giant picture will be made projected by 60 projectors synchronously. The resolution rate can reach 4096 x 11520, and the programs can be either entertainment or commercial ads. It will be the largest screen with the highest resolution in the world.

FantaWild  Theme  Park

FantaWild Theme Park is a theme park with subject of stimulation and participation, which makes use of hi-tech technology to simulate real world and future world. The company develops and produces all the attractions in the Theme Park and owns all the property right of the large attractions in side. FantaWild Theme Park consists of 9 to 12 large size attractions.

Each single attraction in FantaWild Theme Park can be sold or invested as an independent item or as an attractions combination, which is one of the major products that the company supplies.

PRODUCT  QUALITY

The Company has a reputation for creating and producing premium quality 3D and 4D entertainment that represents the cutting-edge in product design and technological development for entertainment and recreation-oriented centers.
Through ongoing research and development efforts and the use of an optimal integration team with considerable experience in the diverse fields of entertainment, technology and design, the Company is setting the standards for 4D theaters systems as well as advanced theme park attractions and recreational project design.

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

PRODUCTION

The Company develops, designs and assembles all of the key elements and proprietary components of its 4D theater systems, in-door entertainment center and large size attractions. The manufacturing plants are located in Shenzhen, China.

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

The  Company's whole production is carried out within the following departments:
-    Research  and  Development  Center
-    Video/Movie/Program  Production  Center
-    Mechanic  Design  Department
-    Electric  Design  Department
-    Structure  Design  Department
-    Automatic-control  Design  Department
-    Product  Assembly  Center
-    Quality  Control  Center

We also create and produce entertainment content that is financed internally to accompany product systems. We rely on the strength of our optimal integration team to develop such content through the combined use of their skills in technology and story development.

TRANSPORTATION  AND  DISTRIBUTION

We transport, configure and install all of the equipment necessary to run the 4D theater systems, indoor entertainment center and large size indoor attractions. We also distribute entertainment products under cooperation agreements that we invest with entertainment products and recoup the capital outlay by collecting the monthly revenue of these attractions or lease agreements that provide some entertainment products and 4D films on the base of certain lease fee.

RAW  MATERIALS

Raw  materials  used  include:
-    Computer hardware including main board, CPU, hard disk, RAM and other parts
-    Electronic  components
-    Optical  projectors
-    Optical  or  mechanical  transducers
-    Screens  and  displaying  equipment
-    Air  pressure  container
-    Hydraulic  systems
-    Fiber  or  plastic  parts
-    Metal  components  or  parts

We purchase our raw materials from both large international corporations such as Intel, Seagate Technology Inc., as well as local corporations in China. There are multiple suppliers for all of our raw material and components and we have not experienced any supply interruptions.

MARKETING  AND  SALES

Our sales and marketing strategies revolve principally around developing a reputable brand identity and ongoing customer relationships, in addition to continuously innovating and improving the quality of our products. We market our products through a direct sales force and marketing staff located in offices in Baldwin Park, California, Hong Kong and Shenzhen, China. In addition, through Hytechnology Inc., we have participated actively in international exhibitions such as IAAPA, Euro Amusement Show, AAE, Fun Expo, TPFC etc. since 2001 to promote our proprietary products to the international markets. Our future plans to penetrate both international and local markets in year 2004 are through the following actions:

-    Direct  sell  of  about  10  FantaWild  4D  Theaters  worldwide;
- Set up 5-10 FantaWild FunPlex worldwide by the means of revenue sharing, including several middle size FunPlex and some large-size FunPlex more than 80,000 square feet;
- Invest and operate an indoor theme park covering three hundred thousand (300,000) square feet in southern China. The theme park will include nine large size attractions of 4D Ride Dino-Rampage, Floating Sphere 4D Theater, Try To Remember, The Tornado Experience, Special Effects 4D Theater, Journey To The Earth's Core, Adventure to Mars, FantaWild FunPlex and The Milky Way Galaxy Square;

CUSTOMERS

Our institutional customers include recreation-oriented companies, theme/amusement parks, entertainment centers and individual investors.

Three customers accounted for approximately 26%, 12% and 10% of sales for the year ended December 31, 2003. Two customers accounted for approximately 21% and 15% of sales for the year ended December 31, 2002. As of December 31, 2003, approximately 85% of accounts receivable were from trade transactions with four customers, of which one customer accounted for approximately 44% of the accounts receivable balance.

REGULATION

We are subject, from time to time, to various laws and regulations administered by various government bodies relating to the operation of our manufacturing and distribution facilities, as well as environmental and pollution control, including air emissions. We believe that we are in compliance with all governmental laws and regulations related to its products and facilities, and we do not expect to make any material expenditure in 2004 with respect to compliance with any such regulations.

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

COMPETITION

We compete with a number of video game developers, digital film developers, game machine providers, indoor attraction manufacturers and also certain content providers servicing the entertainment markets. IWERKS Entertainment, Inc. is a main competitor of the Company in the 4D theater field. However, IWERKS only supplies flat screen 4D theater, whereas the Company provides both flat screen 4D theater and cylindrical 4D theater, emphasizing the latter. Moreover, the Company can develop and produce multiple types of hi-tech entertainment products, including 4D theaters, indoor entertainment centers and large size indoor attractions as described above.

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

PATENTS  AND  TRADEMARKS

We have been granted for the patent in the area of stereo cylindrical imaging by the US Patent and Trademark Office ("USPTO"). In addition, other inventions, such as new type entertainment simulation means and apparatus, interactive exercise bicycle etc. have been submitted to the USPTO and State Intellectual Property Office of PRC for registration. The trademark "FantaWild" has been registered in U.S. and PRC.

EMPLOYEES

As of March 2004, we had 343 employees, 30 of which are involved in management and administration, 170 in research and development, 20 in sales and marketing and 123 in engineering and production. All employees are primarily based in Shenzhen, China but some management and sales staff work occasionally in the Company's offices in China and Los Angeles, California. Our employees are not represented by a collective bargaining organization and we have not experienced a work stoppage.

GOVERNMENTAL REGULATION OF OUR OPERATIONS IN CHINA

Our corporate headquarters are located in Los Angeles, California, USA and we run our international business operation out of an office located in Shenzhen, China. Accordingly, our operations must conform to the governmental regulations and rules of China.

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

Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Because the terms of the respective Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law, the Chinese minority partner in our joint venture companies will not assume a privileged position regarding such disputes. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

Economic  Reform  Issues
Although the majority of productive assets in China are owned by the Chinese government, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

-    We will be able to capitalize on economic reforms;
- The Chinese government will continue its pursuit of economic reform policies;
-    The economic policies, even if pursued, will be successful;
-    Economic  policies will not be significantly altered from time to time; and
- Business operations in China will not become subject to the risk of nationalization.

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

Over the last few years, China's economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government has taken measures to curb this excessively expansive economy. These measures have included restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

To date reforms to China's economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to China's economic system will continue or that we will not be adversely be affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

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

ITEM  2.  DESCRIPTION  OF  PROPERTIES.

Our corporate office is located 418-A Cloverleaf Drive, Baldwin Park, Los Angeles, CA 91706, USA. We lease several premises for factory and office as follows:

                                Area         Expiration     Approximate
Location           Usage   (Square meter)  Date of Leases  Annual Rental
Shenzhen, PRC     Factory          11,169  July 2018       $      182,600
Shenzhen, PRC     Office            1,771  Sep 2005        $       14,400
Chengdu, PRC      Office               75  Oct 2004        $        2,200
Beijing, PRC      Office               45  Nov 2004        $        4,400
Los Angeles, USA  Office              300  Sep 2004        $       30,400

ITEM  3.  LEGAL  PROCEEDINGS.

We are not a party to any pending or to the best of our knowledge, any threatened legal proceedings. None of our directors, officers or affiliates, or owner of record of more than five percent (5%) of our securities, or any associate of any such director, officer or security holder is a party adverse to ours or has a material interest adverse to ours in reference to pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the fiscal year ended December 31, 2003.

PART II
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

                                       HIGH    LOW
                                       -----  -----
FISCAL YEAR ENDED DECEMBER 31, 2003
-----------------------------------
Three months ended March 31, 2003      $0.44  $0.35
Three months ended June 30, 2003       $0.44  $0.41
Three months ended September 30, 2003  $0.45  $0.41
Three months ended December 31, 2003   $0.45  $0.40

FISCAL YEAR ENDED DECEMBER 31, 2002
-----------------------------------
Three months ended March 31, 2002      $0.32  $0.22
Three months ended June 30, 2002       $0.21  $0.09
Three months ended September 30, 2002  $0.51  $0.09
Three months ended December 31, 2002   $0.40  $0.25

(b) Shareholders
Our common shares are issued in registered form. Securities Transfer Corporation, Dallas, Texas is the registrar and transfer agent for our common stock. As of March 15, 2004, there were 40,192,063 shares of our common stock outstanding and we had approximately 251 shareholders of record.

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

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Cautionary  Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities  Litigation  Reform  Act  of  1995:

This Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

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

On November 6, 2002 (the "Closing Date"), pursuant to the terms of a Share Exchange Agreement dated as of November 6, 2002 (the "Exchange Agreement") by and among the Company, Halter Capital Corporation, Kevin Halter and Fang Dehou ("Dehou"), Li Ming ("Ming") and Liu Lingxiao ("Lingxiao") (Dehou, Ming and Lingxiao are herein referred to collectively, as the "Intsys Shareholders"), the Company acquired (the "Acquisition") from the Intsys Shareholders all of the issued and outstanding capital stock of Intsys Share Limited, a British Virgin Islands corporation ("Intsys"). As consideration for the shares of Intsys, the Company issued 40,000,000 shares of common stock to the Intsys Shareholders and certain designees of the Intsys Shareholders. The consideration for the Acquisition was determined through arms length negotiations between the management of the Company and the Intsys Shareholders.

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

Ming Li as Chief Operational Officer, Ms. Fengming Peng as Chief Financial Officer and Mr. Jianguo Cheng as Corporate Secretary.

Until the Closing Date of the acquisition, the Company had only nominal assets and liabilities and had no business operations. As a result of the Acquisition, the Company continued the business operations of Intsys. Intsys owns 65.41% of Shenzhen Digitainment Co., Ltd. ("SDCL"). SDCL is headquartered in China and is engaged in the development of hi-tech entertainment and amusement products, including 4D theater, digital film, indoor entertainment centers (FunPlex) and large size indoor attractions, intelligent low voltage engineering, theme sites projects and the exploitation, design and production of computer systems integration projects.

In August 2002, Intsys formed Hytechnology Limited in Hong Kong. Hytechnology Limited is 99% owned by Intsys and is engaged in the sales and marketing of the products of SDCL outside the United States of America (excluding China).

In September 2002, Intsys acquired a 70% equity interest in Hytechnology, Inc., a Delaware corporation, from a third party for $172,000. Hytechnology, Inc. is engaged in the sales and marketing of the products of SDCL in the United States of America.

On January 29, 2003, the Company changed its name from Lucas Educational Systems, Inc. to Fantatech, Inc.

In August 2003, SDCL, SHICL and SHVCCL formed FDI in PRC. FDI is owned 40% by SDCL, 40% by SHICL and 20% by SHVCCL, and is intended to engage in the construction and operation of hi-tech entertainment and amusement centers and theme parks. Subsequent to the formation of FDI, SHVCCL (the 20% shareholder) assigned all of its management and control rights to SDCL.

Most of our customers are located in the PRC, and sales to such customers are generally on an open account basis. During the fiscal years ended December 31, 2003 and 2002, we relied on a small number of customers for most of the sales. During the fiscal year ended December 31, 2003, three customers accounted for 48.8% of total sales (Tianjin Luqiang Property Development: 26.1%, Shenzhen Youth Palace: 12.3%, Beijing Astronomical Museum: 10.4%). During the fiscal year ended December 31, 2002, two customers accounted for 36% of sales (21% and 15% of sales). As of December 31, 2003, approximately 85% of accounts receivable were from trade transactions with four customers, of which one customer accounted for approximately 44% of the accounts receivable balance. As of December 31, 2002, approximately 73% of accounts receivable were from trade transactions with five customers, of which one customer accounted for approximately 35% of the accounts receivable.

We purchase our raw material and certain components from different suppliers located in the PRC. During the fiscal year ended December 31, 2003, five suppliers accounted for 28% of total purchases: Hyvision Digital Co. Ltd. 10.4%, Shenzhen Thirty-Nine Decorating Projects Co. Ltd. 6.6%, Meilin Decorating Material Co. 4.7%, Tianjing Follywein Co. Ltd 3% and Shenzhen Huayuansin Intelligence Projects Co. Ltd. 2.8%.

Subsequent to the year ended December 31, 2003, three FantaWild FunPlex were opened in Guangdong and Hunan provinces in PRC. The Company plans to open several more FunPlex in other cities of PRC during the year of 2004. In addition, the large size attraction, 4D Ride Dino-Rampage, has been under construction since mid-2003. It is located in Tianjin, PRC and is covering around 50,000 square feet. The Company plans to have the grand opening of the 4D Ride Dino-Rampage during the Fall of 2004. In addition, the Company plans to construct a Floating Sphere 4D Theater in Beijing during the year of 2004.

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions are eliminated at consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and are presented in U.S. Dollars ("$"). The functional currency of the Company's PRC operations is the Chinese Renminbi ("RMB"). The accounts of foreign operations are prepared in their local currency and are translated into USD using the applicable rate of exchange. Transactions denominated in currencies other than the U.S. Dollars are translated into U.S. Dollars at the applicable exchange rates. Monetary assets and liabilities denominated in other currencies are translated into U.S. Dollars at the applicable rate of exchange at the balance sheet date. The resulting transaction gains or losses are credited or charged to the consolidated statements of operations.

The 2002 numbers included in this filing were originally audited by Thomas Leger & Company and included in the Form10-KSB for the year ended December 31, 2002. On May 13, 2004, the Company was informed that Thomas Leger & Company would not be reissuing their opinion for the inclusion of these numbers to be utilized in the current 10-KSB. We have included these numbers as unaudited. We will engage Weinberg & Company, our current auditors, to reaudit the 2002 numbers. Because of the late date, they have not had sufficient time to finalize this process. Immediately upon the completion of the audit, we will be filing a Form10-KSB/A to include Weinberg's opinion on the audit of 2002.

CONSOLIDATED  RESULTS  OF  OPERATIONS

Fiscal Years Ended December 31, 2003 and 2002:

REVENUE
The Company generated revenues of $5,460,287 for the fiscal year ended December 31, 2003, which was a $325,223 or 5.6% decrease from $5,785,510 for the fiscal year ended December 31, 2002. This is primarily due to the outbreak of SARS in China during March to June in 2003. On the other hand, the Company continued to explore new markets and focus on the development of projects for large hi-tech amusement centers and hi-tech parks like "4D Ride Dino-Rampage"", "Floating Sphere 4D Theater" and "FantaWild FunPlex" as well as existing projects for "4D Theater". In 2002, the Company focused mainly on the construction of our "4D Theater" and product sales of our "4D Theater" and other amusement products. The focus in 2002 was primarily related to "4D Theater" which was the new product to the market at that time. In 2003, the Company devoted its resources to the development of new projects - "Dino-Rampage" and "Fantawild FunPlex". Therefore, the Company devoted fewer resources to the marketing of the "4D Theater" project and caused a decrease in the sales of the "4D Theater".

GROSS  PROFIT
Gross profit margin has improved to 30% for the fiscal year 2003 from 24% for the fiscal year 2002. This is primarily due to the increases number of high-margin sales. The Company increased product sales to new overseas markets including the U.S., Kuwait and Philippines during the year of 2003. Since the products are relatively new in the developing countries, the Company can enjoy a higher profit margin in such sales.

SELLING  AND  MARKETING  EXPENSES
Selling and marketing expenses decreased by $34,771 or 10% over the year to $301,040 for the year ended December 31, 2003 from $335,811 for the year ended December 31, 2002. This is primarily due to the decrease in exhibition expenses in 2003.

GENERAL  AND  ADMINISTRATIVE  EXPENSES
General and administrative expenses increased by $367,345 or 73% over the year to $873,999 for the year ended December 31, 2002 from $506,654 for the year ended December 31, 2002. The increase is primarily due to the increase in legal & professional, insurance, utility and salary and rental expenses. Also, since the Company acquired Hytechnology Inc. and Hytechnology Ltd. from August and September 2002, expenses that were incurred by these two subsidiaries were more when calculating in full year of 2003.

IMPAIRMENT  CHARGES
During the years ended December 31, 2003 and 2002, the Company recorded impairment charges of $0 and $126,495, respectively.

MERGER  COSTS
Expenses incurred relating to the merger with Intsys Share Limited amounted to $0 for the fiscal year ended December 31, 2003 whereas these expenses for the fiscal year ended December 31, 2002 was $1,017,822.

INCOME  (LOSS)  FROM  OPERATIONS
Income from operations for the fiscal year 2003 increased by $1,095,476 to $469,701, as compared to loss of $625,775 for the fiscal year 2002. This is primarily due to the merger costs of $1 million that were incurred in year 2002.

MINORITY  INTEREST
The Company recorded a minority interest of $124,998 and $115,870 for the fiscal years 2003 and 2002, respectively, to reflect the interests of the minority shareholders in Hytechnology, Inc. (30%), Hytechnology Limited (1%), SDCL (34.59%) and FDI (60% of SDCL).

OTHER  INCOME  (LOSS)
For the fiscal year ended December 31, 2003 and 2002, there was interest income of $56,409 and $7,951, interest expenses of $92,648 and $39,223, other expense of $3,053 and $0, and non-operating income of $1,796 and $0, respectively. The

Company had more interest income during 2003 because there was more cash deposit during the year. Interest expenses were more in 2003 primarily due to a bank loan of $2,168,675 that was obtained in August 2002. The Company repaid the loan in August 2003 and thus, we incurred more interest expenses during the year of 2003. The Company did not record any other income during the fiscal year 2002.

INCOME  TAX  EXPENSE
The Company is subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which each entity is domiciled. Intsys Share Limited is not liable for income taxes. The Company's 65.41% owned China subsidiary - SDCL is subject to Enterprise Income Tax in China at a rate of 15% on net income. However, based on the local tax rules, SDCL is entitled to a tax holiday for the first two years of its operations and a 50% reduction of the tax rate for the third through fifth years (years 2001 - 2003) of operations. The provision for taxes on earnings of SDCL for the years ended December 31, 2003 and 2002 was $38,060 and $39,936 respectively.

NET INCOME / LOSS
The Company recorded a net income of $269,147 and a net loss of $812,853 for the fiscal years ended December 31, 2003 and 2002, respectively. This is primarily due to the merger costs of $1,017,822 incurred in connection with our merger with Intsys Share Limited in year 2002.

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

For the fiscal year ended December 31, 2003, our operations generated net cash of $1,880,610, as compared to net cash of $818,018 was generated in the fiscal year ended December 31, 2002. This is primarily due to decrease of inventories, increase of deposit received and increase of accounts payable, accrued liabilities and other payables.

As of December 31, 2003, we had cash on hand of $5,240,816 and a current ratio of 2.96.

We had no significant capital expenditure commitment outstanding as of December 31, 2003. There was an increase of construction in progress of $1,660,740 in the year 2003 as the Company has devoted more resources on the new projects of FunPlex and 4-D Ride Dino Rampage.

We anticipate, based on currently proposed plans and assumptions relating to its existing operations, that our projected cash flows from operations, combined with cash that we expect to generate from the issuance of its securities and from borrowings, will be sufficient to support its planned operations for the next twelve months. Depending on our rate of growth, we may seek additional capital in the future to support expansion of operations and acquisitions.

CRITICAL  ACCOUNTING  ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our audited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to uncollectible receivables, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following are its most critical accounting policies in that they are the most important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective or complex judgments.

Revenue  and  cost  recognition
The Company principally derives its revenue from (i) the design, development and construction of 4-dimension cylindrical screen system, digital video, theme sites and similar computer system integration projects and (ii) the sale of entertainment and amusement products, and (iii) equipment rental.

(i)  Long-term construction contract revenue and costs
Long-term construction contract revenue and costs are recognized as revenue and expenses in the statement of operations by reference to the stage of completion of a contract (i.e. the percentage of completion method) when the outcome of that contract can be estimated reliably. The stage of completion of a contract is determined based on the proportion that costs incurred to the balance sheet date bear to total estimated costs. A loss on a contract is recognized as an expense immediately when it is probable that total contract costs will exceed total the contract revenue.

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

(ii) Sale of entertainment and amusement products
Revenue from the sale of entertainment and amusement products is recognized when the products are delivered to the customers. Revenue is adjusted for the deduction of any sales returns and discounts.

(iii) Equipment rental income
Equipment rental income is recognized when the rentals become due and receivable.

Income  taxes
The Company accounts for income tax using Statements of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Inventories
Inventories consist of raw materials, work-in-process, and finished goods, which are held for resale and are used in the production of entertainment and amusement production equipment that the Company sells and rents (See revenue and cost recognition). Inventories are stated at the lower of cost, on a first-in, first-out basis, or net realizable value. Costs of raw materials include purchases and related costs incurred in bringing the products to their present location and condition.

Asset  Impairment
The Company reviews its long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles would be based on the fair value of the asset. During the years ended December 31, 2003 and 2002, the Company recorded impairment charges of $0 and $126,495, respectively.


Contractual  Obligations
The following table summarizes our contractual obligations as of December 31, 2003:

CONTRACTUAL OBLIGATIONS     PAYMENTS DUE BY PERIOD
-----------------------  -----------------------------
                           2004       2005      2006
                         ---------  --------  --------
Operating Leases         $ 235,000  $171,000  $120,000

Off-Balance  Sheet  Arrangements
As of December 31, 2003, the Company does not have any off-balance sheet arrangements.

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

Recent Accounting Pronouncements

In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both or the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

Interpretation No. 46, as revised (46R), also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

Interpretation No. 46R, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 has previously been applied. However, prior to the required application Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later that as of the end of the first reporting period that ends after December 15, 2003.

Interpretation No. 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

The implementation of the provisions of Interpretation No. 46R is not expected to have a significant effect on the Company's consolidated financial statement presentation or disclosure.

In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

The implementation of the provisions of SFAS No. 150 is not expected to have a significant effect on the Company's consolidated financial statement presentation or disclosure.

ITEM  7.  FINANCIAL  STATEMENTS.

(a)  Financial  Statements

The following financial statements are set forth at the end hereof.

1.   Report of Independent Auditors

2.   Consolidated Balance Sheet as of December 31, 2003

3. Consolidated Statements of Operations for the Years Ended December 31, 2003 and 2002

4. Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2003 and 2002

5. Consolidated Statements of Cash Flows for the Years Ended December 31, 2003 and 2002

6.   Notes to Consolidated Financial Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective February 2, 2004, the Company dismissed Thomas Leger & Co. L.L.P. ("TLC") as the Company's independent accountants and retained Weinberg & Company, P.A. ("Weinberg") as the Company's independent accountants. The dismissal of TLC and the engagement of Weinberg were approved by the Company's Board of Directors. The reports of TLC on the financial statements of the Company as of and for the fiscal years ended December 31, 2002 did not contain an adverse opinion, or disclaimer of opinion; and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

TLC was the independent accountants for the Company from November 30, 2002 through February 2, 2004. During their engagement, there were no disagreements between the Company (and its subsidiaries) and TLC concerning any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of TLC, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

In addition, there were no events as described under Item 304(a)(1)(iv) of Regulation S-B during the period from November 30, 2002 to February 2, 2004.

PART  III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

During the fiscal year ended December 31, 2003, there were some changes on the directors and executive officers of the Company.

On April 15, 2003, Ms. Fengming Peng tendered her resignation as Chief Financial Officer of the Company and the Board of Directors of the Company appointed Ms. Fuxiao Wang in her place.

On June 19, 2003, Mr. Liechong Li resigned as Director of the Company and the Board of Directors of the Company appointed Mr. Zhigang Rong as Director with effect from the same date.

On November 26, 2003, Ms. Fuxiao Wang resigned as Chief Financial Officer of the Company and the Board of Directors of the Company appointed Mr. Carl Yuen as Chief Financial Officer with effect from the same date.

On December 9, 2003, Mr. Jianguo Cheng resigned from Secretary of the Company and the Board of Directors of the Company appointed Mr. Zhigang Rong as Secretary with effect from the same date.

The following table and text sets forth the names and ages of all our directors and executive officers and the key management personnel as of December 31, 2003. Our Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name               Age         Position held
--------------     ---     ----------------------
Jinqiang Zhang      62     Chairman
Guangwei Liang      40     Vice Chairman and CEO
Ming Li             47     Director and COO
Xinan Hu            35     Director
Zhigang Rong        40     Director and Secretary
Carl Yuen           30     CFO

JINQIANG ZHANG Mr. Jinqiang Zhang has served as our Chairman since November 2002. Mr. Zhang has over 30 years' experience in manufacturing industry. Since 1980, he has held high positions with various large electronic manufacturing corporations in China. During the past 10 years, he has been involved in large-scale fund raising activities, property development and hi-technology project investments etc.

GUANGWEI LIANG Mr. Guangwei Liang has served as our Vice-Chairman and Chief Executive Officer since November 2002. Mr. Liang has over 15 years' experience in manufacturing industry. He holds a bachelor degree in computer science and application from Shenzhen University, a master degree in law and a doctoral degree in economics from Wuhan University. Since 1986, he has served in the management level for several electronics corporations in China.

MING LI Mr. Ming Li has served as Chief Operating Officer since November 2002. Mr. Li has over 20 years' experience in manufacturing and hi-technology industries. From 1984 to 1988, he participated in a visiting program in Stevenson Polytechnic in the United States and worked for several US corporations. Since 1998, he has served in the management level for hi-technology corporations in China.

XINAN HU Mr. Xinan Hu was appointed as director of the Company since November 2002. Mr. Hu has over 10 years' experience in manufacturing, chemical, and investment industries. He holds a bachelor degree in mechanical engineering from Shenyang Chemical College. Since 1992, he has served in the management level for several corporations in China. He has been involved in various significant investments, fund raising, merger and acquisitions activities.

ZHIGANG RONG Mr. Zhigang Rong has served as a director of the Company since June 2003. Mr. Rong holds a bachelor degree of computer science and a master degree of information system engineering from National University of Defense Technology in China. He is qualified for lecturer and senior engineer. Mr. Rong is experienced in R&D and corporate management. Since 1993, Mr. Rong has served as Manager, Vice General Manger and General Manager of several technique companies.

CARL YUEN Mr. Carl Yuen has served as our Chief Financial Officer since November 2003. Mr. Yuen has rich experience in finance and accounting both in Hong Kong and the United States. He started his career in Houston, Texas. He joined Greensmart Corp., a U.S. listed company in 2000 and served as Chief
Financial Officer since 2001. Mr. Yuen received BBA and MBA degrees from University of Houston, Texas in 1997 and 1998, respectively.

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

ITEM  10.  EXECUTIVE  COMPENSATION

No compensation was paid to our Chief Executive Officer for remuneration during fiscal years ended December 31, 2002 and 2003. $20,167 and $0 was paid to two of the directors for director's remuneration during fiscal years ended December 31, 2003 and 2002, respectively. None of our executive officers received compensation in excess of $100,000.

On January 6, 2004, the Board of Directors of the Company approved and has granted 4,000,000 shares of stock option to the officers and certain key employees. The granted stock option has a strike price of $0.50, which was above the market price of $0.40 of the Company's stock on the date of grant. The stock option has a vest period and can be exercised in 50% from January 7, 2007, 80% from January 7, 2008 and in whole from January 7, 2009 until their expiration on January 6, 2014.

Shares of stock option were granted to the directors and executives are listed as below:

                                          Shares of
Name/Title                               Stock Option
----------                               ------------
Jinqiang Zhang, Chairman                      300,000
Guangwei Liang, Vice Chairman & CEO           300,000
Ming Li, Director and COO                     200,000
Xinan Hu, Director                            120,000
Zhigang Rong, Director and Secretary          200,000
Carl Yuen, CFO                                      -

COMPENSATION  AGREEMENTS
There are currently no long-term employment or consulting agreements between us and our executive officers or directors.

BOARD  OF  DIRECTORS

During the year ended December 31, 2003, five meetings of the Board of Directors were held. Additionally, certain corporate actions were also conducted by unanimous written consent of the Board of Directors. Directors are reimbursed for any out-of-pocket expenses incurred in attending board meetings.

The Board of Directors had no nominating or compensating committees, or committees performing similar functions, during the fiscal year ended December 31, 2003.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of our common shares owned by record, or to our knowledge, beneficially, by each of our officers and directors and by each person owning five percent or more of our outstanding shares, as of December 31, 2003. The percentage is based on 40,192,063 shares outstanding on March 31, 2004.

Each person listed below has personal and sole beneficial ownership of the shares of common stock listed with their name:

                                           Number       Percentage
Name/Title                                of Shares      Ownership
----------                                ---------     -----------
Jinqiang Zhang, Chairman                  5,206,835          12.95%
Guangwei Liang, Vice Chairman & CEO       2,787,100           6.93%
Ming Li, Director and COO                    53,226           0.13%
Xinan Hu, Director                        1,854,042           4.61%
Zhigang Rong, Director and Secretary         53,226           0.13%
Carl Yuen, CFO                                    -              -
                                          ---------     -----------
All directors and executive officers
(6 persons)                               9,954,429          24.75%

Person owning 5% or more
------------------------
Liechong Li                               2,597,948           6.46%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the year ended December 31, 2003, the Company purchased certain components for its products from Hyvision Digital Film Inc. ("Film Inc."). The SDCL's minority shareholder, Yongfeng has a 35% interest in Film Inc. Total purchases from Film Inc. were $486,145 and $204,819 for the years ended December 31, 2003 and 2002, respectively. In addition, the Company sold products and equipment to Film Inc. of $41,190 and $423,242 during the years ended December 31, 2003 and 2002, respectively. The accounts receivable from Film Inc. were $96,386 and $121,445 for the years ended December 31, 2003 and 2002, respectively. Mr. Guangwei Liang, Mr. Ming Li, Mr. Xinan Hu and Mr. Zhigang Rong are common directors of Film Inc. and the Company.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

Exhibit
Number   Description
-------  -----------
3.1      Certificate of Incorporation, Incorporated herein by reference from the filing on Form S-1, filed with the Commission on November 17, 1996
3.2      Certificate of Amendment to the Certificate of Incorporation, Incorporated
         herein by reference from the filing on Schedule 14C, filed with the
         Commission on December 30, 2002
4.1      Registration Rights Agreement, dated November 5, 2002, Incorporated herein by reference from the Filing on Form 8-K, filed on November 11,
         2002
4.2      Stock Purchase Agreement, dated November 4, 2002, Incorporated herein by reference from the Filing on Form 8-K, filed on November 11, 2002
4.3      Stock Purchase Agreement, dated October 16, 2002, Incorporated herein by reference from the Filing on Form 8-K, filed on November 11, 2002
4.4      Share Exchange Agreement, dated November 6, 2002, Incorporated herein by reference from the Filing on Form 8-K, filed on November 11, 2002
21.1     Subsidiaries of the Company
31.1     Certification by Chief Executive Officer
31.2     Certification by Chief Financial Officer
32.1     Certification by Chief Executive Officer Pursuant to Rule 13a-14(b) and 18
         U.S.C. Section 1350
32.2     Certification by Chief Executive Officer Pursuant to Rule 13a-14(b) and 18
         U.S.C. Section 1350

(b)  Reports  on  Form  8-K.
During the three months ended December 31, 2003, the Company filed a current report on Form 8-K on November 14, 2003, regarding to relocate its principal executive to 418-A Cloverleaf Drive, Baldwin Park, Los Angeles, CA 91706, USA.


ITEM  14.  CONTROLS  AND  PROCEDURES

Based on their evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective. There were no significant changes in the company's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

ITEM  15.  PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES

The following is a summary of the fees billed to us by TLC & Weinberg, for professional services rendered for the fiscal years ended December 31, 2003 and 2002:

                            Fiscal 2003      Fiscal 2002
     Fee Category               Fees             Fees
     ------------           ------------     ------------
     Audit Fees             $     73,000     $     59,000
     Audit-Related Fees               --               --
     Tax Fees               $     10,000               --
     All Other Fees                   --               --
                            ------------     ------------
     Total Fees             $     83,000     $     59,000
                            ============     ============

Audit Fees. These are fees for professional services perform for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form10-QSB filings, and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. These are fees for assurance and related services performed that are reasonably related to the performance of the audit or review of the Company's financial statements. There were no such fees paid in 2002 and 2003.

Tax Fees. These are fees for professional services performed by TLC for tax compliance, tax advice and tax planning. This includes preparation of federal and state income tax returns for the Company and its consolidated subsidiary.

All Other Fees. These are fees for product and services other than the services reported above. There were no such fees paid in 2002 and 2003.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FANTATECH  INC.

Dated:  May 18, 2004                    By  /s/  GUANGWEI LIANG
                                        ---------------------------------
                                        Name:  Guangwei Liang
                                        Title:  Chief Executive Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Dated:  May 18, 2004                    By  /s/  JINQIANG  ZHANG
                                        ---------------------------------
                                        Name:  Jinqiang Zhang
                                        Title:  Chairman

Dated:  May 18, 2004                    By  /s/  GUANGWEI  LIANG
                                        ---------------------------------
                                        Name:  Guangwei  Liang
                                        Title:  Chief Executive Officer
                                                and Vice Chairman

Dated:  May 18, 2004                    By  /s/  CARL  YUEN
                                        ---------------------------------
                                        Name:  Carl Yuen
                                        Title:  Chief Financial Officer

Dated:  May 18, 2004                    By  /s/  MING  LI
                                        ---------------------------------
                                        Name:  Ming Li
                                        Title:  Chief Operating Officer
                                                and Director

Dated:  May 18, 2004                    By  /s/  XINAN  HU
                                        ---------------------------------
                                        Name:  Xinan Hu
                                        Title:  Director

Dated:  May 18, 2004                    By  /s/  ZHIGANG  RONG
                                        ---------------------------------
                                        Name:  Zhigang Rong
                                        Title:  Secretary and Director

                         FANTATECH INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            Pages
                                                            -----
Index                                                       F-1

Report of Independent Auditors                              F-2

Consolidated Balance Sheet as of December 31, 2003          F-3

Consolidated Statements of Operations for the Years
Ended December 31, 2003 and 2002                            F-4

Consolidated Statements of Changes in Stockholders'
Equity for the Years Ended December 31, 2003 and 2002       F-5

Consolidated Statements of Cash Flows for the Years
Ended December 31, 2003 and 2002                            F-6

Notes to Consolidated Financial Statements                  F-7 to F-18

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Fantatech, Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheet of Fantatech, Inc. and Subsidiaries (the "Company"), as of December 31, 2003 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Fantatech, Inc. and Subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


WEINBERG & COMPANY, P.A.


Boca Raton, Florida
May 17, 2004

                         FANTATECH INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003

                                                               2003
                                                            -----------
ASSETS
Current assets
   Cash                                                     $ 5,240,816
   Trade receivables, net of allowance of $29,299               512,019
   Related party receivable                                     116,278
   Inventories                                                1,458,317
   Cost and Estimated earnings in excess of
      billings on uncompleted contracts                         917,639
   Deposit and prepayments                                      697,728
   Other receivables                                             56,223
                                                            ------------

Total current assets                                          8,999,020

Property, plant and equipment, net                              666,171
Construction in progress                                      1,660,740
Trademarks                                                      170,950
                                                            ------------

Total assets                                                $11,496,881
                                                            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Short-term loans-unsecured                               $   300,000
   Accounts payable                                             792,396
   Accrued liabilities and other payables                     1,319,652
   Deposits received                                            630,000
                                                            ------------

Total current liabilities                                     3,042,048

Minority interests                                            5,789,180
                                                            ------------

Total liabilities                                             8,831,228
                                                            ------------

Commitments and contingencies                                        -

Stockholders' equity
   Preferred stock; $0.001 par value; 10,000,000 shares
      authorized; no shares issued and outstanding                   -
   Common stock; $0.001 par value; 100,000,000 shares
      authorized, 40,192,063 shares issued and outstanding       40,192
   Additional paid-in capital                                 2,865,278
   Deficit                                                     (385,164)
   Reserve funds                                                145,347
                                                            ------------

Stockholders' equity                                          2,665,653
                                                            ------------

Total liabilities and stockholders' equity                  $11,496,881
                                                            ============

The accompanying notes are an integral part of these consolidated financial statements.

                         FANTATECH INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                 (Audited)    (Unaudited)
                                                    2003          2002
                                                ------------  ------------
SALES                                           $ 5,460,287   $ 5,785,510

COST OF SALES                                     3,815,547     4,424,503
                                                ------------  ------------

GROSS PROFIT                                      1,644,740     1,361,007

SELLING AND MARKETING EXPENSES                      301,040       335,811

GENERAL AND ADMINISTRATIVE EXPENSES                 873,999       506,654

IMPAIRMENT CHARGES                                        -       126,495

MERGER COSTS                                              -     1,017,822
                                                ------------  ------------

INCOME (LOSS) FROM OPERATIONS                       469,701      (625,775)

MINORITY INTERESTS' SHARE OF INCOME                 124,998       115,870

OTHER INCOME (LOSS)
  Interest expense                                  (92,648)      (39,223)
  Other expense                                      (3,053)            -
  Interest income                                    56,409         7,951
  Non-operating income                                1,796             -
                                                ------------  ------------

INCOME (LOSS) BEFORE TAX PROVISION                  307,207      (772,917)

INCOME TAX EXPENSE                                   38,060        39,936
                                                ------------  ------------

NET INCOME (LOSS)                               $   269,147   $  (812,853)
                                                ============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC AND DILUTED                              40,192,063    40,029,467
                                                ============  ============

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE   $      0.01   $     (0.02)
                                                ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                                                  FANTATECH INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                           FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                                                                        Total
                                                 Common Stock          Additional     Retained Earnings   Reserve   Stockholders'
                                             Shares       Amount    Paid-In Capital       (Deficit)        Funds        Equity
                                          ----------------------------------------------------------------------------------------
Balances, December 31, 2001                          -   $      -   $     1,859,444   $         158,542   $145,347  $   2,163,333

Issuance of common stock for
   Intsys System Share Limited
   reverse merger                           50,000,000    500,000          (500,000)                  -          -              -

Net effect of Fantatech Inc. reverse
   merger including merger costs
   paid by shareholders                     (9,807,937)  (459,808)        1,505,834                   -          -      1,046,026

Net loss                                             -          -                 -            (812,853)         -       (812,853)
                                          ----------------------------------------------------------------------------------------

Balances, December 31, 2002 (Unaudited)     40,192,063   $ 40,192   $     2,865,278   $        (654,311)  $145,347  $   2,396,506

Net Income                                           -          -                 -             269,147          -        269,147
                                          ----------------------------------------------------------------------------------------

Balances, December 31, 2003 (Audited)       40,192,063   $ 40,192   $     2,865,278   $        (385,164)  $145,347  $   2,665,653
                                          ========================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                   FANTATECH INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                             (Audited)    (Unaudited)
                                                                               2003          2002
                                                                           -------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                               269,147     (812,853)
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
  Depreciation expense                                                          309,766      552,364
  Impairment charges                                                                  -      126,495
  Minority interests' share of income                                           124,998      115,870
  Merger costs paid by shareholders                                                   -    1,017,822
Change in operating assets and liabilities:
  Decrease (increase) in trade receivables                                      253,557     (316,022)
  Decrease (Increase) in inventories                                            121,227     (223,581)
  (Increase) decrease in costs and estimated
    earnings in excess of billings on uncompleted contracts                    (322,848)      29,366
  (Increase) in deposits and prepayments                                       (289,330)     (61,715)
  (Increase) decrease in other receivables                                      (24,008)      34,410
  Decrease in related party receivable                                           21,179            -
  Decrease in billings in excess of costs and
    estimated earnings on uncompleted contracts                                       -      (49,573)
  Increase in deposits received                                                 630,000            -
  Increase in accounts payable, accrued liabilities and other payables          786,922      405,435
                                                                           -------------  -----------

Net cash provided by operating activities                                     1,880,610      818,018
                                                                           -------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                         (437,978)    (136,957)
  Construction in progress                                                   (1,660,740)           -
  Purchase of Hytechnology Inc.                                                       -     (172,000)
                                                                           -------------  -----------

Net cash used in investing activities                                        (2,098,718)    (308,957)
                                                                           -------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Capital contributions                                                               -        1,537
  Proceeds from short term loan                                               2,891,566    2,468,675
  Principal repayments on short term loan                                    (5,060,241)           -
  Minority interests' contribution in subsidiary                              4,337,350            -
                                                                           -------------  -----------

Net cash provided by financing activities                                     2,168,675    2,470,212
                                                                           -------------  -----------

NET INCREASE IN CASH                                                          1,950,567    2,979,273

Cash and cash equivalents, at beginning of year                               3,290,249      310,976
                                                                           -------------  -----------

Cash and cash equivalents, at end of year                                     5,240,816    3,290,249
                                                                           =============  ===========

Supplementary disclosures of cash flow information:
  Interest paid                                                                  86,809       37,106
                                                                           =============  ===========

  Tax paid                                                                       54,886       18,383
                                                                           =============  ===========
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
None

The accompanying notes are an integral part of these consolidated financial statements.

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


1.   DESCRIPTION OF BUSINESS AND BUSINESS COMBINATION

Fantatech, Inc., formerly Lucas Educational Systems, Inc., (the "Company") was incorporated in the State of Delaware. During November 2002, the Company acquired all of the issued and outstanding shares of Intsys Share Limited (Intsys) in a reverse merger. Intsys was incorporated in the British Virgin Islands on April 29, 2002. Intsys is a holding company for investments in operating companies (See Note 4).

During May 2002, Intsys acquired a 65.41% interest in Shenzhen Digitainment Company Limited (SDCL or Digitainment) located in the People's Republic of China
(PRC) and the former owners of the 65.41% interest in Digitainment became all the shareholders of Intsys. The business combination was deemed to be a reverse merger and the acquisition of the 65.41% interest in Shenzhen Digitainment Co., Ltd. has been accounted for at historical cost. SDCL is engaged in design, development and production of hi-tech entertainment and amusement products, including 4D theater, digital film, indoor entertainment center, large size indoor attraction and theme parks (See Note 4).

During August 2002, Intsys formed Hytechnology Limited, ("Hytechnology/HK"), a Hong Kong company. Intsys owns 99% of Hytechnology/HK. Hytechnology/HK is engaged in the sales and marketing of the products of Digitainment outside the United States of America (excluding China).

During September 2002, Intsys acquired a 70% equity interest of HyTechnology, Inc. ("HyTechnology/USA"), a Delaware Corporation, from a third party for $172,000. HyTechnology/USA is engaged in the sales and marketing of the products of Digitainment in the United States of America (See Note 4).

During August 2003, SDCL, Shenzhen Huaqiang Industry Company Limited (SHICL) and Shenzhen Huaqiang Venture Capital Company Limited (SHVCCL) formed Fantatech Development, Inc. (FDI) in PRC. FDI is owned 40% by SDCL, 40% by SHICL and 20% by SHVCCL, and is intended to engage in the construction and operation of hi-tech entertainment and amusement centers and theme parks. Subsequent to the formation of FDI, SHVCCL (the 20% shareholder) assigned all of its management and control rights to SDCL.


2.   BASIS  OF  PRESENTATION  AND  CONSOLIDATION

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.

The consolidated financial statements include the financial statements of the Company, its majority owned subsidiaries, and its majority controlled subsidiary, FDI. All significant intercompany balances and transactions, including intercompany profits and unrealized profits and losses are eliminated on consolidation.

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash  and  cash  equivalents
----------------------------

Cash and cash equivalents include cash on hand, demand and time deposits with banks and liquid investments with an original maturity of three months or less.

Inventories
-----------

Inventories consist of raw materials, work-in-process, and finished goods, which are held for resale, used in the production of entertainment and amusement production equipment that the Company sells and rents, or moved to construction in progress as the components of the amusement centers or parks are constructed. (See revenue and cost recognition). Inventories are stated at the lower of cost, on a first-in, first-out basis, or net realizable value. Costs of raw materials include purchases and related costs incurred in bringing the products to their present location and condition.

Property,  plant  and  equipment
--------------------------------

Property, plant and equipment are recorded at cost less accumulated depreciation and amortization. Gains or losses on disposals are reflected in current operations. Major expenditures for betterments and renewals are capitalized. All ordinary repair and maintenance costs are expensed as incurred. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease.

The carrying value of property, plant and equipment is assessed annually and when factors indicating impairment is present, the carrying value of the fixed assets is reduced by the amount of the impairment. The Company determines the existence of such impairment by measuring the fair market value of the asset based upon the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if it exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Construction in progress
------------------------

Construction in progress is recorded at cost for construction of the hi-tech amusement centers and hi-tech parks such as "4-D Ride Dino-Rampage" and "FantaWild FunPlex". Upon to the grand opening of the amusements centers and parks, the cost of the construction in progress will be transferred and recorded as property, plant and equipment.

Trademarks
----------

The  identifiable  intangible assets of the Company are trademarks acquired in a

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


business combination. The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", at the beginning of 2002. Under the provisions of SFAS No. 142, identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized. The trademarks have been determined to have an indefinite life and is therefore not being amortized. Management's impairment review of the trademark did not indicate that an impairment was warranted.

Revenue and cost recognition
----------------------------

Revenue is recognized when the following four criteria are met:
1)   persuasive evidence of an arrangement exists,
2)   delivery has occurred on services have been rendered,
3)   the price is fixed, and
4)   collectibility is reasonably assured.

The Company principally derives its revenue from (i) the design, development and construction of 4-D cylindrical screen system, digital video, theme sites and similar computer system integration projects and (ii) the sale of entertainment and amusement products, and (iii) equipment rental.

(i)  Long-term  construction  contract  revenue  and  costs

Long-term construction contract revenue and costs are recognized as revenue and expenses in the statement of operations by reference to the stage of completion of a contract (i.e. the percentage of completion method) when the outcome of that contract can be estimated reliably. The stage of completion of a contract is determined based on the proportion that costs incurred to the balance sheet date bear to total estimated costs. A loss on a contract is recognized as an expense immediately when it is probable that total contract costs will exceed total the contract revenue.

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

(ii) Sale of entertainment and amusement products

Revenue from the sale of entertainment and amusement products is recognized when the products are delivered to the customers. Revenue is adjusted for the deduction of any sales

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


returns and discounts. The Company did not record any sales returns and discounts for the years ended December 31, 2003 and 2002.

(iii)  Equipment  rental  income

Equipment rental income is recognized when the rentals become due and receivable. The Company did not record any equipment rental income for the years ended December 31, 2003 and 2002.

Income  taxes
-------------

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

Stock based compensation
------------------------

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123, which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with SFAS No. 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services" ("EITF 96-18"), as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured. There was no stock based compensation incurred or outstanding as of December 31, 2003.

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

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


bonus issues and/or cash dividends. The public welfare fund is non-distributable and must be used for the benefits of all the staff of the enterprise.

Earnings per share
------------------

Statement of Financial Accounting Standard No. 128, "Earnings per share", ("SFAS No. 128") requires dual presentation of basic and diluted earnings per share ("EPS") with a reconciliation of the numerator and denominator of the EPS computations. Basic EPS amounts are based on the weighted average shares of common stock outstanding. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. For presentation and comparative purposes, the Company has assumed that 40,000,000 shares were outstanding during 2002 to the date of the reverse merger of the Company and Intsys Share Limited.

Foreign  currency  translation
------------------------------

The Company maintains its books and accounting records in Renminbi: ("RMB") the PRC's currency. Translation of amounts from RMB in United States dollars ("US$") has been made at the single rate of exchange of US$1.00:RMB8.30. No representation is made that RMB amounts have been or could be, converted into US$ at that rate. There has not been a material charge in the exchange rate during the years ended December 31, 2003 and 2002.

On January 1, 1994, the PRC government introduced a single rate of exchange as quoted daily by the People's Bank of China (the "Unified Exchange Rate").

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. Approval of foreign currency payments by the Bank of China or other institutions require submitting a payment application form together with invoices, shipping documents and signed contracts.

Jointly  controlled  operations
-------------------------------

A jointly controlled operation is a joint venture in which two or more venturers combine their operations, resources and expertise in order to construct, market and operate jointly a particular project under a contractual arrangement when no corporation, partnership or other entity has been established. Different parts of the construction process are carried out by each of the venturers. Each venturer bears its own costs and takes a share of the revenue from the project, which is determined in accordance with the contractual arrangement.

In respect of its interests in jointly controlled operations, the Company recognizes in the consolidated financial statements:

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


(i) the assets that it controls and the liabilities that it incurs are included in the Company's consolidated balance sheet; and
(ii) the expenses that it incurs and its share of the income that it earns from the sale of goods or services by the joint ventures are included in the Company's consolidated statements of operations.

Fair values of financial instruments
------------------------------------

The Company values its financial instruments as required by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". The Company's financial instruments primarily consist of cash and cash equivalents, accounts receivable, other receivables, prepayments, accounts payable and accruals, short-term loans and amount due to and due from related parties. The carrying values of financial instruments approximate the fair values because of their short-term maturities.

Long-Lived  Asset  Recoverability
---------------------------------

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment of Long-Lived Assets", long-lived assets, primarily property, plant and equipment, are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recovered. If the carrying value of the asset exceeds the expected future cash flows (undiscounted and without interest) from the asset, an impairment is indicated. The impairment loss recognized is the excess of the carrying value of the asset over its fair value. During the years ended December 31, 2003 and 2002, the Company recorded impairment charges of $0 and $126,495, respectively.

Use  of  estimates
------------------

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent accounting pronouncements
--------------------------------

In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both or the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

Interpretation No. 46, as revised (46R), also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

Interpretation No. 46R, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 has previously been applied. However, prior to the required application Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later that as of the end of the first reporting period that ends after December 15, 2003.

Interpretation No. 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

The implementation of the provisions of Interpretation No. 46R is not expected to have a significant effect on the Company's consolidated financial statement presentation or disclosure.

In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements".

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

The implementation of the provisions of SFAS No. 150 is not expected to have a significant effect on the Company's consolidated financial statement presentation or disclosure.


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

During September 2002, Intsys acquired 70% of the issued and outstanding stock of Hytechnology, Inc. for $172,000 cash. The acquisition of Hytechnology, Inc. has been accounted for using the purchase method of accounting for business acquisitions. Accordingly, the results of operations have been included in the Company's consolidated financial statements since the date of acquisition. The significant asset acquired of $170,950 is the trademark of "FantaWild". The trademark application for "FantaWild" was filed with the United States Patent and Trademark Office during 2001. The trademark was officially registered during the year of 2003. The Company believes the useful lives of the trademark is indefinite and performs its impairment test in accordance with SFAS No. 142. The proforma effects of the acquisition are not material to the consolidated financial statements.

During November 2002, the Company acquired all of the issued and outstanding shares of Intsys in a reverse merger. Under the terms of the merger agreement, the Company issued 40,000,000 shares of common stock to the shareholders and their designees. There was no proforma difference in revenues, net income, or earnings per share for the year ended December 31, 2002.


5.   INVENTORIES

     Inventories are summarized as follows at December 31, 2003:

          Raw materials         $1,127,361
          Work-in-process          306,817
          Finished goods            24,139
                                ----------
                                $1,458,317
                                ==========

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


6.   COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

A summary of the costs and estimated earnings in excess of billings on uncompleted contracts as of December 31, 2003 is as follows:

          Costs incurred on uncompleted contracts         9,829,748
          Estimated earnings to date                      1,551,846
                                                        ------------
                                                         11,381,594

          Less: Billings to date                        (10,463,955)
                                                        ------------
                                                            917,639
                                                        ============

Included in the accompanying balance sheet under the following captions:

          Costs and estimated earnings in excess          $917,639
            of billings on uncompleted contracts
          Billings in excess of costs and estimated              -
            earnings on uncompleted contracts
                                                          --------
                                                          $917,639
                                                          ========


7.   PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following at December 31, 2003:

          Leasehold improvements                       410,168
          Plant and machinery                           68,219
          Furniture and fixtures                        98,963
          Computers and equipment                    1,640,727
          Motor vehicles                               241,127
                                                   ------------
                                                     2,459,204

          Less: Accumulated depreciation and
            Amortization                            (1,793,033)
                                                   ------------

                                                       666,171
                                                   ============

Depreciation and amortization expense was $309,766 and $552,364 for the years ended December 31, 2003 and 2002, respectively.


8.   SHORT-TERM  LOANS

On August 27, 2002, the Company obtained a bank loan of $2,168,675. The interest rate on the bank loan was 5.31% per annum with interest payable monthly and a

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


principal due date of August 27, 2003. The bank loan was repaid in full upon its maturity. The loan was guaranteed by Shenzhen Huaqiang Holdings Limited.

Short-term loans-unsecured represents $280,000 borrowed from Top Link Development Limited, an unrelated third party and $20,000 borrowed from Fang Dehou, a related party. Fang Dehou is a director of Intsys and Hytechnology Limited, the Company's subsidiaries. Loans in the amount of $300,000 are unsecured, non-interest bearing and payable upon demand.


9.   INCOME  TAXES

The Company is subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Island subsidiary is not liable for income taxes. The Company's 65.41% owned PRC subsidiary is subject to Enterprise Income Tax in the PRC at a rate of 15% on net profits. However, based on the local tax rules, the PRC subsidiary is entitled to a tax holiday for the first two years of its operations and a 50% reduction of the rate for the third through fifth years (years 2001 - 2003) of operations. The provision for taxes on earnings of the PRC subsidiary for the years ended December 31, 2003 and 2002 was $38,060 and $39,936, respectively. No other significant deferred tax assets or liabilities existed at December 31, 2003.


10.  COMMITMENTS AND CONTINGENCIES

Operating  leases

The following are the approximate minimum lease payments that will have to be made in the years indicated based on operating leases in effect as of December 31, 2003:

          2004                               $234,066
          2005                                190,041
          2006                                180,396
                                             --------

          Total minimum lease payments       $604,503
                                             ========

The total rental expense incurred for the years ended December 31, 2003 and 2002 were $251,194 and $186,359, respectively.

Litigation

The Company is not a party to any pending or any threatened legal proceedings. None of the Company's directors, officers or affiliates, or owner of record of more than five percent (5%) of the Company's securities, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


11.  MAJOR  CUSTOMERS  AND  CONCENTRATIONS  OF  CREDIT  RISK

Financial instruments which potentially expose the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivable at December 31, 2003. The Company performs ongoing evaluations of its cash position and credit evaluations at the subsidiary level to ensure collections and minimize losses.

Three customers accounted for approximately 26.1%, 12.3% and 10.4% of sales for the year ended December 31, 2003. Two customers accounted for approximately 21% and 15% of sales for the year ended December 31, 2002. As of December 31, 2003, approximately 85% of accounts receivable were from trade transactions with four customers, of which one customer accounted for approximately 44% of the accounts receivable balance.


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


13.  RELATED  PARTY  TRANSACTIONS

During the year ended December 31, 2003, the Company purchased certain components for its products from Hyvision Digital Film Inc. ("Film Inc."). The SDCL's minority shareholder, Yongfeng has a 35% interest in Film Inc. Total purchases from Film Inc. were $486,145 and $204,819 for the years ended December 31, 2003 and 2002, respectively. In addition, the Company sold products and equipment to Film Inc. of $41,190 and $423,242 during the years ended December 31, 2003 and 2002, respectively. The accounts receivable from Film Inc. were $96,386 and $121,445 for the years ended December 31, 2003 and 2002, respectively. Mr. Guangwei Liang, Mr. Ming Li, Mr. Xinan Hu and Mr. Zhigang Rong are common directors of Film Inc. and the Company.


14.  SEGMENT  REPORTING

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


The Company discloses segment information in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," which requires companies to report selected segment information on a quarterly basis and to report certain entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenue.

The products developed and produced by the Company can be divided into four parts: FantaWild FunPlex, FantaWild 4D Theater, Large-size attractions and FantaWild Theme Park. Firstly, the FantaWild FunPlex is an advanced indoor entertainment center designed especially for shopping malls and recreation areas. The FunPlex covers 25,000 to 80,000 square feet, and is made up of 50 attractions. Secondly, the Company manufactures and installs all of the equipment needed for a FantaWild 4D Theater system. 4D Theater is an ultimate sensory experience that uses several different 3D technologies to create a unique and engaging visual and audio experience. Thirdly, large-size attractions are the main parts of theme park and recreation facilities which bring large numbers of tourists and increase entertainment revenues. Only a few companies have the ability to design and produce the large size attractions due to technical difficulties and complicated development processes. Lastly, FantaWild Theme Park is a theme park with subject of stimulation and participation, which makes use of hi-tech technology to simulate real world and future world. The Company develops and produces all the attractions in the Theme Park and owns all the property rights of the large attractions inside. FantaWild Theme Park consists of 9 to 12 large size attractions.

During the year of 2003, all revenue of the Company was generated from the sales and rental income of 4D Theater. Around 21% of the Company's total sales of 2003 were from outside of PRC, which included USA, Canada, Italy, Kuwait and Philippine.

Three customers accounted for approximately 26.1%, 12.3% and 10.4% of sales for the year ended December 31, 2003. However, the Company does not believe it has a material reliance on any one customer as the Company will target on the development of FantaWild FunPlex and the large size attractions.


15.  MINORITY  INTEREST

As of December 31, 2003, the minority interest balance is $5,789,180. It is comprised of the minority shares of its subsidiaries, namely SDCL, Hytechnology Inc, Hytechnology Ltd. and FDI, which the Company did not own. As of December 31, 2003, the Company owned 65.41% interest of SDCL, 70% interest of Hytechnology Inc., 99% interest of Hytechnology Ltd. and SDCL owned 40% interest of FDI.

Minority interest income of $124,998 in the fiscal year ended of 2003, and $115,870 in the fiscal year ended of 2002 were recorded. The major increase in the minority interest during 2003 is primary due to the $4,337,350 minority interests' contributions made in the formation of FDI.