Form 10QSB
period 2004-03-31
FANTATECH INC
filed 2004-06-03
CIK 925663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934.

                  For the quarterly period ended March 31, 2004
                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934.

                        For the transition period from To
                         Commission file Number 0-24374

                                 FANTATECH, INC.
              ---------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

               Delaware                                62-1690722
     -------------------------------        -----------------------------------
      (State or other Jurisdiction                  (I.R.S. Employer
           of Incorporation)                       Identification No.)


        418-A Cloverleaf drive, Baldwin Park, Los Angeles, CA 91706, USA
      ---------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (604) 438-3598
              ---------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                                 Not applicable
              ---------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been
subject  to  such  filing requirements for past 90 days.     [X]Yes   [X] No

APPLICABLE  ONLY  TO  CORPORATE  COMPANY

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 31, 2004 there were 40,192,063 shares outstanding

Transitional Small Business Disclosure Format (check one):
[ ]Yes     [X]  No

                                 FANTATECH INC.
                                   FORM 10-QSB

                                      Index


                                                                           Page
                                                                           ----

                         Part I - Financial Information

Item  1.     Financial  Statements . . . . . . . . . . . . . . . . . . . . . . 3

Item  2.     Management's  Discussion  and  Analysis  or Plan of Operation . . 9

Item  3.     Controls  and  Procedures . . . . . . . . . . . . . . . . . . . .12

                           Part II - Other Information

Item  2.     Changes  in  Securities . . . . . . . . . . . . . . . . . . . . .14

Item  6.     Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . . . .14

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

PART  I  -  FINANCIAL  INFORMATION

ITEM  1  -  FINANCIAL  STATEMENTS

                                  FANTATECH INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEET
                                 AS OF MARCH 31, 2004 (UNAUDITED)


                                 ASSETS
Current assets
  Cash                                                      $    5,129,570
  Trade receivables, net of allowance of $29,299                   255,030
  Related party receivable                                          43,988
  Inventories                                                    2,155,740
  Cost and estimated earnings in excess of
    billings on uncompleted contracts                              937,204
  Deposit and prepayments                                          729,596
  Other receivables                                                 31,448
                                                            ---------------

Total current assets                                             9,282,576

Property, plant and equipment, net                               1,332,280
Construction in progress                                         1,115,511
Trademarks                                                         170,950
                                                            ---------------

Total assets                                                    11,901,317
                                                            ===============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term loans-unsecured                                $      300,000
  Accounts payable                                                 348,199
  Accrued liabilities and other payables                         1,367,306
  Deposits received                                              1,496,076
                                                            ---------------

Total current liabilities                                        3,511,581

Minority interests                                               5,722,502
                                                            ---------------

Total liabilities                                                9,234,083
                                                            ---------------

Commitments and contingencies

Stockholders' equity
  Preferred stock; $0.001 par value; 10,000,000 shares
    authorized; no shares issued and outstanding                         -
  Common stock; $0.001 par value; 100,000,000 shares
    authorized, 40,192,063 shares issued and outstanding            40,192
  Additional paid-in capital                                     2,865,278
  Deficit                                                         (383,583)
  Reserve funds                                                    145,347
                                                            ---------------

Stockholders' equity                                             2,667,234
                                                            ---------------

Total liabilities and stockholders' equity                      11,901,317
                                                            ===============

See notes to condensed consolidated financial statements

                    FANTATECH INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)


                                                2004          2003
                                            ------------  ------------
SALES                                       $ 1,118,343   $ 1,315,100

COST OF SALES                                   740,854       661,058
                                            ------------  ------------

GROSS PROFIT                                    377,489       654,042

SELLING AND MARKETING EXPENSES                  136,482        67,340

GENERAL AND ADMINISTRATIVE EXPENSES             307,485       213,167
                                            ------------  ------------

(LOSS) INCOME FROM OPERATIONS                   (66,478)      373,535

MINORITY INTERESTS' SHARE OF LOSS (INCOME)       66,678       (99,271)

OTHER INCOME (LOSS)
  Loss on disposition of fixed assets                 -           (83)
  Interest expense                                    -       (33,315)
  Other expense                                 (14,084)          (34)
  Interest income                                25,180        14,084
  Non-operating income                            1,726         1,779
                                            ------------  ------------

INCOME BEFORE TAX PROVISION                      13,022       256,695

INCOME TAX EXPENSE                               11,441         7,384
                                            ------------  ------------

NET INCOME                                  $     1,581   $   249,311
                                            ============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC AND DILUTED                          40,192,063    40,192,063
                                            ============  ============

BASIC AND DILUTED NET INCOME PER SHARE      $      0.00   $      0.01
                                            ============  ============

See notes to condensed consolidated financial statements

                         FANTATECH INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)


                                                        2004         2003
                                                     -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $     1,581  $   249,311
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation expense                                 120,880      133,618
    Loss on disposition of fixed assets, net                   -           83
    Minority interests' share of (loss) income           (66,678)      99,271
  Change in operating assets and liabilities:
    Decrease in trade receivables                        256,989       80,943
    (Increase) decrease in inventories                  (697,423)      21,585
    (Increase) in costs and estimated earnings
      in excess of billings on uncompleted contracts     (19,565)    (265,628)
    (Increase) in deposits and prepayments               (31,868)    (178,679)
    Decrease (Increase) in other receivables              24,775      (28,135)
    Decrease in related party receivable                  72,290            -
    Increase in deposits received                        866,076            -
    (Decrease) Increase in accounts payable, accrued
      liabilities and other payables                    (396,543)     185,335
                                                      -----------  -----------

Net cash provided by operating activities                130,514      297,704
                                                      -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment             (241,760)      (3,438)
                                                      -----------  -----------

Net cash used in investing activities                   (241,760)      (3,438)
                                                      -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by financing activities                      -            -
                                                      -----------  -----------

NET (DECREASE) INCREASE IN CASH                         (111,246)     294,266

Cash and cash equivalents, at beginning of period      5,240,816    3,290,249
                                                      -----------  -----------

Cash and cash equivalents, at end of period           $5,129,570   $3,584,515
                                                      ===========  ===========

Supplementary disclosures of cash flow information:
  Interest paid                                       $        -   $   33,315
                                                      ===========  ===========

  Tax paid                                            $   10,727   $        -
                                                      ===========  ===========

See notes to condensed consolidated financial statements

FANTATECH INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED)


1.   INTERIM CONDENSED CONDOLIDATED FINANCIAL STATEMENTS

The interim unaudited condensed consolidated financial statements have been prepared by Fantatech Inc. and include all material adjustments, which in the opinion of the management are necessary for a fair presentation of financial results for the three months ended March 31, 2004. All adjustments and provisions included in these statements are of normal recurring nature. Certain information and footnote disclosures made in the most recent annual consolidated financial statements included in the Form 10-KSB for the year ended December 31, 2003 have been condensed or omitted for the interim financial statements; accordingly, the interim financial statements should be read in conjunction with the December 31, 2003 consolidated financial statements. The results of operations for the interim period presented are not necessarily indicative of the results that can be expected for the entire year.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ material from those results.


2.   INVENTORIES

Inventories at March 31, 2004 is summarized as follow:

                                            March 31,
                                              2004
                                           (Unaudited)
                                          ------------
Raw Materials                             $  1,535,430
Work-in-process                                596,171
Finished Goods                                  24,139
                                          ------------
                                          $  2,155,740
                                          ============


3.   COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

A summary of the costs and estimated earnings in excess of billings on uncompleted contracts as of March 31, 2004 is as follow:

                                             March 31,
                                               2004
                                            (Unaudited)
                                          ---------------

Costs incurred on uncompleted contracts   $   10,039,122
Estimated earnings to date                     1,584,900
                                          ---------------
                                              11,624,022

Less: Billings to date                       (10,686,818)
                                          ---------------

                                          $      937,204
                                          ===============

Included in the accompanying balance sheet under the following captions:

                                             March 31,
                                               2004
                                            (Unaudited)
                                          ---------------

Costs and estimated earnings in excess
  of billings on uncompleted contracts    $       937,204

Billings in excess of costs and estimated
  Earnings on uncompleted contracts                     -
                                          ---------------

                                          $       937,204
                                          ===============

4.   PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment at March 31, 2004 consisted of the following:

                                             March 31,
                                               2004
                                            (Unaudited)
                                          --------------

Leasehold improvements                    $     410,168
Plant and machinery                              89,915
Furniture and fixtures                          101,064
Computers and equipment                       2,350,388
Motor vehicles                                  294,658
                                          --------------
                                              3,246,193

Less: Acumulated depreciation and
    amortization                             (1,913,913)
                                          --------------

                                          $   1,332,280
                                          ==============

Depreciation and amortization expense was $120,880 for the three months ended March 31, 2004.

5.   SHORT-TERM  LOANS

Short-term loans-unsecured represent $280,000 borrowed from Top Link Development Limited, an unrelated third party and $20,000 borrowed from Fang Dehou, a related party. Fang Dehou is a director of Intsys and Hytechnology Limited, the Company's subsidiaries. Loans in the amount of $300,000 are unsecured, non-interest bearing and payable upon demand.


6.   EARNINGS  PER  SHARE

Basic earnings per share ("EPS") amounts are based on the weighted average shares of common stock outstanding. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. As of March 31, 2004, the Company did not have any common stock equivalents outstanding.


7.   MINORITY  INTEREST

As of March 31, 2004, the minority interest balance is $5,722,502. It is comprised of the minority shares of its subsidiaries, namely SDCL, Hytechnology Inc., Hytechnology Ltd. and FDI, which the Company did not own. As of March 31, 2004, the Company owned 65.41% interest of SDCL, 70% interest of Hytechnology
Inc.,  99%  interest  of  Hytechnology  Ltd. and SDCL owned 40% interest of FDI.

The minority interests' share of the loss was $66,678 during the three months ended March 31, 2004 and their share of the income was $99,271 during the three months ended March 31, 2003.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company's future financial performance. The Company has attempted to identify forward-looking statements by terminology including "anticipates", "believes", "expects", "can", "continue", "could", estimates", "intends", "may", "plans", "potential", "predict", "should" or "will" or the negative of these terms or other comparable terminology. Although the Company believes that the expectation reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, level of activity, performance or achievements. The Company's expectations are as of the date this Form 10-QSB is filed, and the Company does not intend to update any of the forward-looking statements after the date this quarterly report on Form 10-QSB is filed to confirm these statements to actual results, unless required by law.

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

During the three months ended March 31, 2004, two amusement centers, FantaWild FunPlex, were opened in Guangdong and Hunan provinces in PRC. In addition, the Company signed agreements with investors and plans to open several more FunPlex in other cities of the PRC and Middle East countries during the year of 2004. Furthermore, the large size attraction, 4D Ride Dino-Rampage, has been under construction since mid-2003. It is located in Tianjin, PRC and covers approximately 50,000 square feet. The Company plans to have the grand opening of the 4D Ride Dino-Rampage during the Fall of 2004. Also, the Company plans to construct a Floating Sphere 4D Theater in Beijing during the year of 2004.

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions are eliminated at consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. Dollars ("$"). The functional currency of the Company's PRC operations is the Chinese Renminbi ("RMB"). The accounts of foreign operations are prepared in their local currency and are translated into USD using the applicable rate of exchange. Transactions denominated in currencies other than the U.S. Dollars are translated into U.S. Dollars at the applicable exchange rates. Monetary assets and liabilities denominated in other currencies are translated into U.S. Dollars at the applicable rate of exchange at the balance sheet date. The resulting transaction gains or losses are credited or charged to the consolidated statements of operations.

CONSOLIDATED RESULTS OF OPERATIONS

Three months ended March 31, 2004 and 2003:

Revenue
The Company generated revenues of $1,118,343 for the three months ended March 31, 2004, which was a $196,757 or 15% decrease from $1,315,100 for the three months ended March 31, 2003. This is primarily due to the Company is devoting its resources to the new projects of Dino-Rampage and FantaWild FunPlex and less resources on the sales of 4-D Theater. During the first quarter of 2004, there were no sales of 4-D Theater to the overseas market. All sales were inccurred in China, which resulted in relatively lower prices. However, revenue from FantaWild FunPlex was recorded from the first quarter of 2004 as three FunPlexes were opened during the period. The Company expects that the revenue will be a bit more than the prior year's level even though there will be less sales of 4-D Theater.

Gross  profit
Gross profit margin has decreased to 34% for the three months ended March 31, 2004, from 50% for the three months ended March 31, 2003. This is due to the decreases in product sales to new overseas markets. In general, the price and profit margin of overseas markets is relatively higher than the local market. Since the Company did not have any overseas sales during the period, the profit margin dropped significantly. However, the Company expects that there will be product sales in the next quarters and profit margin in average will be increased.

Selling  and  marketing  expenses
Selling and marketing expenses increased by $69,142 or 103% to $136,482 for the three months ended March 31, 2004 from $67,340 for the three months ended March 31, 2003. This is primarily due to the increase of advertising and trade show expenses for promoting the FantaWild FunPlex and other large size amusement centers.

General  and  administrative  expenses
General and administrative expenses increased by $94,318 or 44% to $307,485 for the three months ended March 31, 2004 from $213,167 for the three months ended March 31, 2003. This is primarily due to the increases in salaries and consulting fees. Also, during the first quarter of 2004, the Company had general and administrative expenses of approximately $97,000 relating to FDI, which was not a part of the Company during the three months ended March 31, 2003 because it was not formed until August 2003.

Income  from  operations
The financial results changed from income from operations of $373,535 for the three months ended March 31, 2003 to loss from operations of $66,478 for the three months ended March 31, 2004. This is mainly due to the decrease in profit margin and an increase in general and administrative expenses.

Other  income  (loss)
There was no loss on the disposition of fixed assets for the three months ended March 31, 2004 as compared to a loss of $83 on the disposition of fixed assets for the three months ended March 31, 2003.

Interest expense for the three months ended March 31, 2003 was $33,315 and the Company did not record any interest expense for the three months ended March 31, 2004. This is primarily due to the fact that the bank loan of $2,168,675 which was obtained in August 2002, had been fully settled upon its maturity in August 2003.

Other expenses of $14,084 and $34 were recorded during March 31, 2004 and 2003, respectively. This is primary due to a non-operating expenses occurred during the first quarter of 2004.

Interest income for the three months ended March 31, 2004 increased to $25,180 from $14,084 for the three months ended March 31, 2003 due to the increase in cash held in interest-bearing accounts.

Minority  interests
The Company recorded a minority interests' share of the loss of $66,678 for the three months ended March 31, 2004, as compared to a minority interests' share of the income of $99,271 for the three months ended March 31, 2003, to reflect the interests of the minority shareholders in Hytechnology, Inc. (30%), Hytechnology Limited (1%), SDCL (34.6%) and the FDI (60% of SDCL).

Income  tax  expenses
The Company is subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which each entity is domiciled. Intsys Share Limited is not liable for income taxes. The Company's 65.41% owned China subsidiary, SDCL, is subject to Enterprise Income Tax in China at a rate of 15% on net income. However, based on the local tax rules, SDCL is entitled to a tax holiday for the first two years of its operations and a 50% reduction of the tax rate for the third through fifth years (years 2001 - 2003) of operations. The provisions for taxes on earnings of SDCL were $11,441 and $7,384 for the three months ended March 31, 2004 and 2003, respectively.

Net  profit
The Company recorded a net profit of $1,581 for the three months ended March 31, 2004 as compared to a net profit of $249,311 for the three months ended March 31, 2003. This is primarily due to the decrease in revenue, lower profit margin and higher general and administrative expenses. However, the Company expects that the net profit for year 2004 can be a bit better than the year 2003's level as there will be more FunPlexes and amusement centers to open during the year.

Financial condition, liquidity, capital resources

For the three months ended March 31, 2004, our operations generated net cash of $130,514, as compared to net cash of $297,704 in the three months ended March 31, 2003. This is primarily due to the significant decrease in income generated from operations in 2004 as compared to 2003, the significant increase in inventories in 2004, the significant decreases in accounts payable, accrued liabilities and other payables in 2004, offset by the significant increase in deposits received and significant increase in trade receivables in 2004.

As of March 31, 2004, we had cash on hand of $5,129,570 and a positive current ratio of 2.64.

As of March 31, 2003, we had a bank loan of $2,168,675, which was obtained in August 2002 for the purpose of financing a major project. The loan bore interests at 5.31% per annum and was repayable on August 27, 2003. The loan was guaranteed by Shenzhen Huaqiang Holdings Limited and was fully settled upon maturity. The Company did not have any bank loans during the first quarter of 2004.

The Company did have substantial capital expenditures of $241,760 during the first quarter of 2004 as the Company purchased computer equipments and vechiles.

We had no significant capital expenditure commitment outstanding as of March 31, 2004.

We anticipate, based on currently proposed plans and assumptions relating to its existing operations, that our projected cash flows from operations, combined with cash that we expect to generate from the issuance of our securities and from borrowings, will be sufficient to support our planned operations for the next twelve months. Depending on our rate of growth, we may seek additional capital in the future to support expansion of operations and acquisitions.


ITEM 3 - CONTROLS AND PROCEDURES

1) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1034 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive and financial officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported as and required.

2)   Changes  in  Internal  Control

There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

PART  II  -  OTHER  INFORMATION

ITEM  2  -  CHANGES  IN  SECURITIES
During the three months ended March 31, 2004, we did not issue any shares of common stock.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

Exhibit
Number              Description
----------          -----------
31.1                Certification  of  the  Chief  Executive Officer pursuant to
                    Section  302  of  the  Sarbanes-Oxley  Act  of  2002
31.2                Certification  of  the  Chief  Financial Officer pursuant to
                    Section  302  of  the  Sarbanes-Oxley  Act  of  2002
32.1                Certification  by  Chief  Executive Officer Pursuant to Rule
                    13a-14(b)  and  18  U.S.C.  Section  1350
32.2                Certification  by  Chief  Financial Officer Pursuant to Rule
                    13a-14(b)  and  18  U.S.C.  Section  1350


(b)  Reports  on  Form  8-K

     There  was  no  report  filed on the Form 8-K during the three months ended
     March  31,  2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FANTATECH INC.


Dated:  May 28, 2004                         By  /s/  Guangwei Liang
                                             -------------------------
                                             Name:  Guangwei Liang
                                             Title:  Chief Executive Officer

Dated:  May 28, 2004                         By  /s/  Carl Yuen
                                             -------------------------
                                             Name:  Carl Yuen
                                             Title:  Chief Financial Officer