Form 10QSB
period 2004-06-30
FANTATECH INC
filed 2004-08-16
CIK 925663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  |X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934.

                  For the quarterly period ended June 30, 2004
                                       OR

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934.

                        For the transition period from to
                         Commission file Number 0-24374

                                 FANTATECH, INC.
       ------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

               Delaware                                  62-1690722
      ----------------------------          ------------------------------------
      (State or other Jurisdiction          (I.R.S. Employer Identification No.)
           of Incorporation)

        418-A Cloverleaf drive, Baldwin Park, Los Angeles, CA 91706, USA
       ------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (626) 820 1090
       ------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not applicable
       ------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. [X] Yes [ ] No

APPLICABLE  ONLY  TO  CORPORATE  COMPANY

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 9, 2004 there were 20,096,107 shares outstanding.

Transitional Small Business Disclosure Format (check one):
[ ]  Yes  [X]  No

                                 FANTATECH INC.
                                   FORM 10-QSB

                                      Index

                                                                       Page
                                                                       ----

                         Part I - Financial Information

Item 1.     Financial Statements . . . . . . . . . . . . . . . . . . .    3

Item 2.     Management's Discussion and Analysis or Plan of Operation.   11

Item 3.     Controls and Procedures. . . . . . . . . . . . . . . . . .   16

                         Part II - Other Information

Item 2.     Changes in Securities. . . . . . . . . . . . . . . . . . .   18

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . . .   18

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19

PART  I  -  FINANCIAL  INFORMATION

ITEM  1  -  FINANCIAL  STATEMENTS

                         FANTATECH INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         AS OF JUNE 30, 2004 (UNAUDITED)

                                     ASSETS
Current assets
   Cash                                                      $   2,793,239
   Trade receivables, net of allowance of $29,299                  309,959
   Related party receivable                                        319,786
   Inventories                                                   2,494,935
   Cost and estimated earnings in excess of
      billings on uncompleted contracts                            770,589
   Deposit and prepayments                                         944,527
   Other receivables                                                33,744
                                                            ---------------

Total current assets                                             7,666,779

Property, plant and equipment, net                               2,480,819
Construction in progress                                         1,115,511
Trademarks                                                         170,950
                                                            ---------------

Total assets                                                $   11,434,059
                                                            ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Short-term loans-unsecured                               $      300,000
   Accounts payable                                                351,347
   Accrued liabilities and other payables                        1,033,840
   Related party payable                                           172,681
   Deposits received                                             1,299,437
                                                            ---------------

Total current liabilities                                        3,157,305

Minority interests                                               5,650,126
                                                            ---------------

Total liabilities                                                8,807,431
                                                            ---------------

Commitments and contingencies

Stockholders' equity
   Preferred stock; $0.001 par value; 10,000,000 shares
      authorized; no shares issued and outstanding                       -
   Common stock; $0.001 par value; 100,000,000 shares
      authorized, 20,096,107 shares issued and outstanding          20,096
   Additional paid-in capital                                    2,885,374
   Deficit                                                        (424,189)
   Reserve funds                                                   145,347
                                                            ---------------

Stockholders' equity                                             2,626,628
                                                            ---------------

Total liabilities and stockholders' equity                  $   11,434,059
                                                            ===============

See notes to condensed consolidated financial statements

                       FANTATECH INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

                                                    2004          2003
                                                ------------  ------------
SALES                                           $ 1,168,471   $   355,103

COST OF SALES                                       807,487       160,999
                                                ------------  ------------

GROSS PROFIT                                        360,984       194,104

SELLING AND MARKETING EXPENSES                      142,995        65,771

GENERAL AND ADMINISTRATIVE EXPENSES                 333,102       216,063
                                                ------------  ------------

LOSS FROM OPERATIONS                               (115,113)      (87,730)

MINORITY INTERESTS' SHARE OF LOSS                    72,376        29,658

OTHER INCOME (LOSS)
   Loss on disposition of fixed assets                    -        (2,488)
   Interest expense                                       -       (30,810)
   Other expense                                    (32,687)            -
   Interest income                                   26,093         6,016
   Non-operating income                              16,180           903
                                                ------------  ------------

LOSS FROM CONTINUING OPERATIONS
   BEFORE TAX PROVISION                             (33,151)      (84,451)

INCOME TAX EXPENSE                                    8,448         7,625
                                                ------------  ------------

LOSS FROM CONTINUING OPERATION                      (41,599)      (92,076)

DISCONTINUED OPERATIONS
   Loss from operations of HTL                         (284)     (114,697)
   Gain on disposal of HTL                            1,277             -
                                                ------------  ------------

NET LOSS                                        $   (40,606)  $  (206,773)
                                                ============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING
   BASIC AND DILUTED                             20,096,107    20,096,107
                                                ============  ============

BASIC AND DILUTED NET LOSS PER SHARE
   Loss from continuing operations              $     (0.00)  $     (0.01)
   Income (loss) from discontinued operations          0.00         (0.01)
                                                ------------  ------------
   Net loss per share                           $     (0.00)  $     (0.02)
                                                ============  ============

See notes to condensed consolidated financial statements

                      FANTATECH INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

                                                    2004          2003
                                                ------------  ------------
SALES                                           $ 2,286,814   $ 1,048,252

COST OF SALES                                     1,548,341       261,852
                                                ------------  ------------

GROSS PROFIT                                        738,473       786,400

SELLING AND MARKETING EXPENSES                      279,477       133,111

GENERAL AND ADMINISTRATIVE EXPENSES                 640,587       428,265
                                                ------------  ------------

(LOSS) INCOME FROM OPERATIONS                      (181,591)      225,024

MINORITY INTERESTS' SHARE OF LOSS (INCOME)          139,054       (69,613)

OTHER INCOME (LOSS)
   Loss on disposition of fixed assets                    -        (2,571)
   Interest expense                                       -       (60,379)
   Other expense                                    (46,771)          (34)
   Interest income                                   51,273        20,100
   Non-operating income                              17,906           986
                                                ------------  ------------

(LOSS) INCOME FROM CONTINUING OPERATIONS
   BEFORE TAX PROVISION                             (20,129)      113,513

INCOME TAX EXPENSE                                   19,889        15,009
                                                ------------  ------------

(LOSS) INCOME FROM CONTINUING OPERATIONS            (40,018)       98,504

DISCONTINUED OPERATIONS
   Loss from operations of HTL                         (284)      (55,966)
   Gain on disposal of HTL                            1,277             -
                                                ------------  ------------

NET (LOSS) INCOME                               $   (39,025)  $    42,538
                                                ============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING
   BASIC AND DILUTED                             20,096,107    20,096,107
                                                ============  ============

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE
   (Loss) income from continuing operations     $     (0.00)  $      0.00
   (Loss) income from discontinued operations          0.00         (0.00)
                                                ------------  ------------
   Net (loss) income per share                  $     (0.00)  $      0.00
                                                ============  ============

See notes to condensed consolidated financial statements

                             FANTATECH INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

                                                                       2004         2003
                                                                    -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                   $  (39,025)  $   42,538
Less: income (loss) from discontinued operations                           993      (55,966)
                                                                    -----------  -----------
(Loss) income from continuing operations                               (40,018)      98,504
Adjustments to reconcile (loss) income from continuing operations net cash (used in) provided by operating activities:
   Depreciation expense                                                270,050      260,721
   Loss on disposition of fixed assets, net                                  -        2,571
   Minority interests' share of (loss) income                         (139,054)      69,613
Change in operating assets and liabilities:
   Decrease in trade receivables                                       202,060      404,888
   (Increase) in inventories                                        (1,036,618)     (38,151)
   Decrease (Increase) in costs and estimated earnings
      in excess of billings on uncompleted contracts                   147,050     (488,796)
   (Increase) in deposits and prepayments                             (246,799)    (220,681)
   Decrease (Increase) in other receivables                             22,479      (38,023)
   Increase in billings in excess of costs and
      estimated earnings on uncompleted contracts                            -       74,019
   Increase in deposits received                                       669,437            -
   Increase in related party payable                                   172,681            -
   (Decrease) Increase in accounts payable, accrued
      liabilities and other payables                                  (726,861)       8,756
                                                                    -----------  -----------

Net cash (used in) provided by operating activities                   (705,593)     133,421
                                                                    -----------  -----------

Net cash provided by (used in) discontinued operations                     993      (55,966)
                                                                    -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property, plant and equipment                        (1,539,469)     (46,794)
   Increase in related party receivable                               (203,508)           -
                                                                    -----------  -----------

Net cash used in investing activities                               (1,742,977)     (46,794)
                                                                    -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by financing activities                                    -            -
                                                                    -----------  -----------

NET (DECREASE) INCREASE IN CASH                                     (2,447,577)      30,661

Cash and cash equivalents, at beginning of period                    5,240,816    3,290,249
                                                                    -----------  -----------

Cash and cash equivalents, at end of period                         $2,793,239   $3,320,910
                                                                    ===========  ===========

Supplementary disclosures of cash flow information:
   Interest paid                                                    $        -   $   64,914
                                                                    ===========  ===========

   Tax paid                                                         $   26,041   $   13,522
                                                                    ===========  ===========

See notes to condensed consolidated financial statements

FANTATECH INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)


1.   INTERIM  CONDENSED  CONDOLIDATED  FINANCIAL  STATEMENTS

The interim unaudited condensed consolidated financial statements have been prepared by Fantatech Inc. and include all material adjustments, which in the opinion of the management are necessary for a fair presentation of financial results for the three and six months ended June 30, 2004. All adjustments and provisions included in these statements are of normal recurring nature. Certain information and footnote disclosures made in the most recent annual consolidated financial statements included in the Form 10-KSB for the year ended December 31, 2003 have been condensed or omitted for the interim financial statements; accordingly, the interim financial statements should be read in conjunction with the December 31, 2003 consolidated financial statements. The results of operations for the interim periods presented are not necessarily indicative of the results that can be expected for the entire year.

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


2.   INVENTORIES

Inventories at June 30, 2004 is summarized as follow:

                             June 30,
                               2004
                           (Unaudited)
                           ------------
Raw Materials              $  1,669,984
Work-in-process                 800,812
Finished Goods                   24,139
                           ------------
                              2,494,935
                           ============

3.   COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

A summary of the costs and estimated earnings in excess of billings on uncompleted contracts as of June 30, 2004 is as follow:

                                            June 30,
                                              2004
                                           (Unaudited)
                                          -------------
Costs incurred on uncompleted contracts   $ 10,039,122
Estimated earnings to date                   1,584,900
                                          -------------
                                            11,624,022

Less: Billings to date                     (10,853,433)
                                          -------------
                                          $    770,589
                                          =============

Included in the accompanying balance sheet under the following captions:

                                              June 30,
                                                2004
                                            (Unaudited)
                                            ------------
Costs and estimated earnings in excess
   of billings on uncompleted contracts     $    770,589

Billings in excess of costs and estimated
   earnings on uncompleted contracts                   -
                                            ------------
                                            $    770,589
                                            ============

4.   PROPERTY,  PLANT  AND  EQUIPMENT

Property, plant, and equipment at June 30, 2004 consisted of the following:

                                        June 30,
                                          2004
                                      (Unaudited)
                                      ------------
Leasehold improvements                $   410,168
Plant and machinery                        96,142
Furniture and fixtures                    101,245
Computers and equipment                 3,641,689
Motor vehicles                            294,658
                                      ------------
                                        4,543,902

Less: Accumulated depreciation and
      amortization                     (2,063,083)
                                      ------------

                                      $ 2,480,819
                                      ============

Depreciation and amortization expense was $270,050 for the six months ended June 30, 2004.

5.   SHORT-TERM  LOANS

Short-term loans-unsecured represent $280,000 borrowed from Top Link Development Limited, an unrelated third party and $20,000 borrowed from Fang Dehou, a related party. Fang Dehou is a director of Intsys Share Limited, the Company's subsidiary. Loans in the amount of $300,000 are unsecured, non-interest bearing and payable upon demand.


6.   EARNINGS  PER  SHARE

Basic earnings (loss) per share ("EPS") amounts are based on the weighted average shares of common stock outstanding. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. As of June 30, 2004, the Company did not have any common stock equivalents outstanding.


7.   MINORITY  INTEREST

As of June 30, 2004, the minority interest balance is $5,650,126. It is comprised of the minority shares of its subsidiaries, namely SDCL, Hytechnology Inc. and Fantatech Development Inc. ("FDI"), which the Company did not own. As of June 30, 2004, the Company owned 65.41% interest of SDCL, 70% interest of Hytechnology Inc., and SDCL owned 40% interest of FDI.

The minority interests' share of the loss was $139,054 during the six months ended June 30, 2004 and their share of the income was $69,613 during the six months ended June 30, 2003.


8.   REVERSE  STOCK  SPLIT

On June 10, 2004, the Board of Directors of the Company approved that two shares of the Company's Common Stock, par value $0.001 per share ("Pre-Reverse-Split Common Stock") was reclassified into one share of the Registrant's reclassified Common Stock, par value $0.001 per share ("Post-Reverse-Split Common Stock") effective on June 30, 2004. Each fractional share of Post-Reverse-Split Common Stock was rounded up to the next whole number of share. The reverse split reduced the Company's issued and outstanding shares from 40,192,063 shares to 20,096,107 shares. The par value of the Company's Common Stock was not affected. Retroactive effect has been given to share and per share amounts in the financial statements resulted from the reverse stock split.


9.   SALE  OF  HYTECHNOLOGY  LIMITED

On May 12, 2004, the Company's wholly owned subsidiary, Intsys Share Limited, sold 99% of the issued and outstanding shares of common stock of its subsidiary,

Hytechnology Limited ("HTL"), to Top Link Hi-Tech Development (H.K.) Limited for $1,277 pursuant to the Bought and Sold Note. There is no direct relationship between Top Link and the Company, nor Top Link and Intsys, nor Top Link and HTL. However, the ultimate ownership of Top Link is Shenzhen Huaqiang Technology Co. Ltd., as it owns 20% interest in Hyvision Digital Film Inc., a related party of the Company. HTL was engaged in the sales and marketing of entertainment products, including the products of SDCL, a subsidiary of the Company.

During the fiscal year ended December 31, 2003, HTL generated revenue of $860,925 or 15.8% of the Company's total revenue. HTL had a profit margin of 3.7% as compare to the Company's profit margin of 30.1%. The management believes that the sales of HTL will have minimal impact in related to the Company's net profit for the fiscal year ended 2004 as the Company will continue to sell and market the products subsequent to the sale.

Due to the sale of HTL, its operation has been treated as discontinued operation in the financial statements.

The  following is the new organization chart of the Company as of June 30, 2004:


                            Fantatech Inc. (Delaware)
                                       |
                                       |
                                       | 100%
                                       |
                           Intsys Share Limited (BVI)
                                       |
                                       |
                 ---------------------------------------------
                 |                                           |
                 |                                           |
                 | 70%                                       | 65.41%
          Hytechnology  Inc.                             Shenzhen
               (U.S.)                              Digitainment  Co.  Ltd.
                                                           (PRC)
                                                             |
                                                             |
                                                             | 40%
                                                             |
                                                         Fantatech
                                                     Development  Inc.
                                                           (PRC)

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

OVERVIEW

Fantatech Inc., formerly Lucas Educational Systems, Inc., (the "Company"), was incorporated in 1996. The Company designs, develops and produces hi-tech entertainment and amusement products. Its optimal integration team is experienced and creative in software, film production and some comprehensive serial products involved with wide range field and specialty, including computer, video and film, simulation, artificial intelligence and system integration. The Company has already successfully launched a series of hi-tech popular amusement and entertainment products that are presently applied in many theme parks, entertainment centers and shopping malls worldwide. Many years ago, the Company realized the impending increase of scientific and technical requirements for amusement products as well as the developing trend of multiple technique application on digital film and virtual reality. After many years, the Company has developed the capabilities of planning, designing, producing, and managing CG technology based hi-tech entertainment products, and we are among the few hi-tech companies in the world who can create an entire system of large size indoor attraction.

During the six months ended June 30, 2004, four amusement centers, FantaWild FunPlex, were opened in Guangdong, Hunan and Shanxi provinces in PRC. The Company will have three more FunPlex to be opened in the third quarter. One of them is located in Nanjing, Jiangsu Province and the other two are located in Dalian, Liaoning Province. In addition, the Company signed agreements with investors and plans to open several more FunPlex in other cities of the PRC and Middle East countries. The Company plans to open the FunPlex in Beijing, Tianjin, Yantai (Shandong Province) and Dongguan (Guangdong Province). Furthermore, the large size attraction, 4D Ride Dino-Rampage, has been under construction since mid-2003 and is nearly done. It is located in Tianjin, PRC and covers approximately 50,000 square feet. The Company plans to have the grand opening of the 4D Ride Dino-Rampage on November 2004. Also, the Company plans to construct a Floating Sphere 4D Theater in Beijing during the year of 2004. The project in Beijing will cover approximately 30,000 square feet.

On May 12, 2004, the Company's wholly owned subsidiary, Intsys Share Limited, sold 99% of the issued and outstanding shares of common stock of its subsidiary, Hytechnology Limited ("HTL"), to Top Link Hi-Tech Development (H.K.) Limited for $1,277 pursuant to the Bought and Sold Note. There is no direct relationship between Top Link and the Company, nor Top Link and Intsys, nor Top Link and HTL. However, the ultimate ownership of Top Link is Shenzhen Huaqiang Technology Co. Ltd., as it owns 20% interest in Hyvision Digital Film Inc., a related party of the Company. HTL was engaged in the sales and marketing of entertainment products, including the products of SDCL, a subsidiary of the Company. During the fiscal year ended December 31, 2003, HTL generated revenue of $860,925 or 15.8% of the Company's total revenue. HTL had a profit margin of 3.7% as compare to the Company's profit margin of 30.1%. The management believes that the sales of HTL will have minimal impact in related to the Company's net profit for the fiscal year ended 2004 as the Company will continue to sell and market the products subsequent to the sale.

Due to the sale of HTL, its operation has been treated as discontinued operation in the financial statements.

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

CONSOLIDATED  RESULTS  OF  OPERATIONS

Three  months  ended  June  30,  2004  and  2003:

Revenue
The Company generated revenues of $1,168,471 for the three months ended June 30, 2004, which was a $813,368 or 229% increase from $355,103 (Adjusted retroactively due to the sales of HTL) for the three months ended June 30, 2003. This is primarily due to the outbreak of SARS in China in May and June 2003.

Gross  profit
Gross profit margin has decreased to 31% for the three months ended June 30, 2004, from 55% (Adjusted retroactively due to the sales of HTL) for the three months ended June 30, 2003. The decrease is due to the decreasing sales of 4-D theaters, which has a higher profit margin in general.

Selling  and  marketing  expenses
Selling and marketing expenses increased by $77,224 or 117% to $142,995 for the three months ended June 30, 2004 from $65,771 for the three months ended June 30, 2003. This is primarily due to the increase of advertising and trade show expenses for promoting the FantaWild FunPlex and other large size amusement centers. That leads the Company's sales goes up significantly with comparing the same period in 2004 and 2003.

General  and  administrative  expenses
General and administrative expenses increased by $117,039 or 54% to $333,102 for the three months ended June 30, 2004 from $216,063 for the three months ended June 30, 2003. This is primarily due to the increases in salaries and consulting fees. Also, during the second quarter of 2004, the Company had general and administrative expenses of approximately $103,000 relating to FDI, which was not a part of the Company during the three months ended June 30, 2003 because it was not formed until August 2003.

Loss  from  operations
The Company recorded loss from operations of $115,113 for the three months ended June 30, 2004 and loss from operations of $87,730 for the three months ended
June 30, 2003. The loss increase during the second quarter of 2004 was mainly because of decreasing gross profit and increasing general and administrative expenses.

Other  income  (loss)
There was no loss on the disposition of fixed assets for the three months ended June 30, 2004 as compared to a loss of $2,488 on the disposition of fixed assets for the three months ended June 30, 2003.

Interest expense for the three months ended June 30, 2003 was $30,810 (Adjusted retroactive due to the sales of HTL) and the Company did not record any interest expense for the three months ended June 30, 2004. This is primarily due to the fact that the bank loan of $2,168,675 which was obtained in August 2002, had been fully settled upon its maturity in August 2003.

Other expenses of $32,687 and $0 were recorded during the three months ended June 30, 2004 and 2003, respectively. This is primary due to a non-operating expenses occurred during the second quarter of 2004.

Interest income for the three months ended June 30, 2004 increased to $26,093 from $6,016 (Adjusted retroactive due to the sales of HTL) for the three months ended June 30, 2003 due to the increase in cash held in interest-bearing accounts.

Minority  interests
The Company recorded a minority interests' share of the loss of $72,376 for the three months ended June 30, 2004, as compared to a minority interests' share of the loss of $29,658 for the three months ended June 30, 2003, to reflect the interests of the minority shareholders in Hytechnology, Inc. (30%), Hytechnology Limited (1%), SDCL (34.6%) and the FDI (60% of SDCL).

Income  tax  expenses

The Company is subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which each entity is domiciled. Intsys Share Limited is not liable for income taxes. The Company's 65.41% owned China subsidiary, SDCL, is subject to Enterprise Income Tax in China at a rate of 15% on net income. However, based on the local tax rules, SDCL is entitled to a tax holiday for the first two years of its operations and a 50% reduction of the tax rate for the third through fifth years (years 2001 - 2003) of operations. The provisions for taxes on earnings of SDCL were $8,448 and $7,625 for the three months ended June 30, 2004 and 2003, respectively.

Discontinued  operations
The Company recorded loss from operations of HTL of $284 and $114,697 during the three months ended June 30, 2004 and 2003, respectively. The Company recorded gain on disposal of HTL of $1,277 during the three months ended June 30, 2004.

Net  loss
The Company recorded a net loss of $40,606 for the three months ended June 30, 2004 as compared to a net loss of $206,773 for the three months ended June 30, 2003. This is primarily due to the increase of sales. The Company expects that the net profit for year 2004 can be a bit better than the year 2003's level as there will be more FunPlex and amusement centers to open during the year.

Six months ended June 30, 2004 and 2003:

Revenue
The Company generated revenues of $2,286,814 for the six months ended June 30, 2004, which was a $1,238,562 or 118% increase from $1,048,252 (Adjusted retroactively due to the sales of HTL) for the six months ended June 30, 2003. This is primarily due to the outbreak of SARS in China in May and June 2003. As there will be more FantaWild FunPlex to be opened during the year, the Company expects that the revenue will be a bit more than the prior year's level even though there will be less sales of 4-D Theater.

Gross  profit
Gross profit margin has decreased to 32% for the six months ended June 30, 2004, from 75% for the three months ended June 30, 2003. This is due to the decreases in product sales to new overseas markets. In general, the price and profit margin of overseas markets is relatively higher than the local market. Since the Company did not have any overseas sales during the period, the profit margin dropped.

Selling  and  marketing  expenses
Selling and marketing expenses increased by $146,366 or 110% to $279,477 for the six months ended June 30, 2004 from $133,111 for the six months ended June 30, 2003. This is primarily due to the increase of advertising and trade show expenses for promoting the FantaWild FunPlex and other large size amusement centers. That leads the Company's sales goes up with comparing the same period in 2004 and 2003.

General  and  administrative  expenses
General and administrative expenses increased by $212,322 or 50% to $640,587 for the six months ended June 30, 2004 from $428,265 (Adjusted retroactively due to the sales of HTL) for the six months ended June 30, 2003. This is primarily due to the increases in salaries and consulting fees. The Company now has approximately 400 employees as comparing to approximately 300 employees during 2003. Also, during the first two quarters of 2004, the Company had general and administrative expenses of approximately $200,000 relating to FDI, which was not a part of the Company during the six months ended June 30, 2003 because it was not formed until August 2003.

Loss  from  operations
The Company recorded loss from operations of $181,591 for the six months ended June 30, 2004 and income from operations of $225,024 for the six months ended
June 30, 2003. This is mainly due to the low profit margin and an increase in general and administrative expenses.

Other  income  (loss)
There was no loss on the disposition of fixed assets for the six months ended June 30, 2004 as compared to a loss of $2,571 on the disposition of fixed assets for the six months ended June 30, 2003.

Interest expense for the six months ended June 30, 2003 was $60,379 and the Company did not record any interest expense for the six months ended June 30, 2004. This is primarily due to the fact that the bank loan of $2,168,675 which was obtained in August 2002, had been fully settled upon its maturity in August 2003.

Other expenses of $46,771 and $34 were recorded during the six months ended June 30, 2004 and 2003, respectively. This is primary due to a non-operating expenses occurred during the second quarter of 2004.

Interest income for the six months ended June 30, 2004 increased to $51,273 from $20,100 for the six months ended June 30, 2003 due to the increase in cash held in interest-bearing accounts.

Minority  interests
The Company recorded a minority interests' share of the loss of $139,054 for the six months ended June 30, 2004, as compared to a minority interests' share of the income of $69,613 for the six months ended June 30, 2003, to reflect the interests of the minority shareholders in Hytechnology, Inc. (30%), Hytechnology Limited (1%), SDCL (34.6%) and the FDI (60% of SDCL).

Income  tax  expenses
The Company is subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which each entity is domiciled. Intsys Share Limited is not liable for income taxes. The Company's 65.41% owned China subsidiary, SDCL, is subject to Enterprise Income Tax in China at a rate of 15% on net income. However, based on the local tax rules, SDCL is entitled to a tax holiday for the first two years of its operations and a 50% reduction of the tax rate for the third through fifth years (years 2001 - 2003) of operations. The provisions for taxes on earnings of SDCL were $19,889 and $15,009 for the six months ended June 30, 2004 and 2003, respectively.

Discontinued  operations
The Company recorded loss from operations of HTL of $284 and $55,966 during the six months ended June 30, 2004 and 2003, respectively. The Company recorded gain on disposal of HTL of $1,277 during the six months ended June 30, 2004.

Net  loss
The Company recorded a net loss of $39,205 for the six months ended June 30, 2004 as compared to a net income of $42,538 for the six months ended June 30, 2003. This is primarily due to the lower profit margin and higher general and administrative expenses. However, the Company expects that the net profit for year 2004 can be a bit better than the year 2003's level as there will be more FunPlex and amusement centers to open during the year.

Financial condition, liquidity, capital resources

For the six months ended June 30, 2004, our operations utilized net cash of $2,447,577, as compared to generate net cash of $30,661 in the six months ended June 30, 2003. This is primarily due to the decrease in income generated from operations in 2004 as compared to 2003, the significant increase in inventories in 2004, the decrease in related party receivable, the significant decreases in accounts payable, accrued liabilities and other payables in 2004, offset by the significant increase in deposits received, and increase in related party payable in 2004.

As of June 30, 2004, we had cash on hand of $2,793,239 and a positive current ratio of 2.43.

As of June 30, 2003, we had a bank loan of $2,168,675, which was obtained in August 2002 for the purpose of financing a major project. The loan bore interests at 5.31% per annum and was repayable on August 27, 2003. The loan was guaranteed by Shenzhen Huaqiang Holdings Limited and was fully settled upon maturity. The Company did not have any bank loans during the first two quarters of 2004.

The Company did have substantial capital expenditures of $1,539,469 during the six months of 2004 as the Company purchased computer equipments, vehicles and there are all together four FunPlex were established.

We had no significant capital expenditure commitment outstanding as of June 30, 2004.

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

PART  II  -  OTHER  INFORMATION

ITEM  2  -  CHANGES  IN  SECURITIES
During the six months ended June 30, 2004, we did not issue any shares of common stock.


ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits.

Exhibit
Number      Description
-------     -----------
31.1        Certification of the Chief Executive Officer pursuant to Section 302 of  the  Sarbanes-Oxley  Act  of  2002
31.2        Certification of the Chief Financial Officer pursuant to Section 302 of  the  Sarbanes-Oxley  Act  of  2002
32.1        Certification  by Chief Executive Officer Pursuant to Rule 13a-14(b)
            and  18  U.S.C.  Section  1350
32.2        Certification  by Chief Financial Officer Pursuant to Rule 13a-14(b)
            and  18  U.S.C.  Section  1350


(b)  Reports  on  Form  8-K

     There were two reports filed on the Form 8-K during the three months ended June 30, 2004.

Form          Filing Date           Description
----          -----------           -----------
8-K           June 21, 2004         A report on item 2, which announced the sale
                                    of  Hytechnology  Limited.

8-K           June  30,  2004       A  report  on  item  5,  which announced the
                                    reverse split of the Company's common stock.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FANTATECH INC.


Dated:  August 16, 2004                         By  /s/  Guangwei Liang
                                                --------------------------------
                                                Name:  Guangwei  Liang
                                                Title:  Chief  Executive Officer

Dated:  August 16, 2004                         By  /s/  Carl  Yuen
                                                --------------------------------
                                                Name:  Carl  Yuen
                                                Title:  Chief  Financial Officer