Form 10QSB
period 2004-09-30
FANTATECH INC
filed 2004-11-22
CIK 925663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2004

            |_| TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

               For the transition period from _______ to ________

                         Commission file Number 0-24374

                                 FANTATECH, INC.

          -------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                   62-1690722
     -------------------------                  -----------------------
   (State or other Jurisdiction                    (I.R.S. Employer
         of Incorporation)                         Identification No.)

            317 W. Las Tunas Drive, Ste. #207, San Gabriel, CA 91776

          -------------------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)

                                 (626) 642 0500

          -------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not applicable

          -------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. [X] Yes [_] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
As of November 16, 2004, the issuer had 30,096,117 common shares issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one):  [_] Yes [X] No

                           FANTATECH INC.
                            FORM 10-QSB

                               Index

                                                            Page
                                                            ------
               Part I - Financial Information

Item 1.  Financial Statements. . . . . . . . . . . . . . .       3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . .      18

Item 3.  Controls and Procedures . . . . . . . . . . . . .     .27

                  Part II - Other Information

Item 2.  Changes in Securities . . . . . . . . . . . . . .      28

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . .     .28

Signatures . . . . . . . . . . . . . . . . . . . . . . . .      29

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       FANTATECH INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                     AS OF SEPTEMBER 30, 2004 (UNAUDITED)


                     ASSETS
Current assets
  Cash                                                     $ 5,328,411
  Trade receivables, net of allowance of $29,299               208,127
  Related party receivable                                     822,655
  Inventories                                                3,510,777
  Cost and estimated earnings in excess of
    billings on uncompleted contracts                          807,369
  Deposit and prepayments                                    1,221,901
  Other receivables                                            277,842
                                                           ------------

Total current assets                                        12,177,082

Property, plant and equipment, net                           2,972,669
Construction in progress                                       934,788
Trademarks                                                     170,950
                                                           ------------

Total assets                                               $16,255,489
                                                           ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term bank loans                                    $ 2,433,735
  Short-term loans-unsecured                                   300,000
  Accounts payable                                             317,262
  Accrued liabilities and other payables                     1,117,151
  Income tax payable                                            31,605
  Related party payable                                        314,844
  Deposits received                                          3,511,410
                                                           ------------

Total current liabilities                                    8,026,007

Minority interests                                           5,633,297
                                                           ------------

Total liabilities                                           13,659,304
                                                           ------------

Commitments and contingencies

Stockholders' equity
  Preferred stock; $0.001 par value; 10,000,000 shares
    authorized; no shares issued and outstanding                     -
  Common stock; $0.001 par value; 100,000,000 shares
    authorized, 20,096,117 shares issued and outstanding        20,096
  Additional paid-in capital                                 2,885,374
  Deficit                                                     (454,632)
  Reserve funds                                                145,347
                                                           ------------

Stockholders' equity                                         2,596,185
                                                           ------------

Total liabilities and stockholders' equity                 $16,255,489
                                                           ============

See  notes  to  condensed  consolidated  financial  statements

                     FANTATECH INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

                                                 2004          2003
                                             ------------  ------------
SALES                                        $ 1,082,452   $ 1,317,971

COST OF SALES                                    593,280       815,404
                                             ------------  ------------

GROSS PROFIT                                     489,172       502,567

SELLING AND MARKETING EXPENSES                   157,805        91,446

GENERAL AND ADMINISTRATIVE EXPENSES              390,277       182,452
                                             ------------  ------------

(LOSS) INCOME FROM OPERATIONS                    (58,910)      228,669

MINORITY INTERESTS' SHARE OF LOSS (INCOME)        16,829       (56,320)

OTHER INCOME (LOSS)
  Loss on disposition of fixed assets                  -          (955)
  Interest expense                                     -       (27,975)
  Other expense                                  (29,006)            -
  Interest income                                 48,716        16,744
  Non-operating income                             3,650         5,814
                                             ------------  ------------

(LOSS) INCOME FROM CONTINUING OPERATIONS
  BEFORE TAX PROVISION                           (18,721)      165,977

INCOME TAX EXPENSE                                11,722         8,241
                                             ------------  ------------

(LOSS) INCOME FROM CONTINUING OPERATION          (30,443)      157,736
                                             ============  ============

DISCONTINUED OPERATIONS
  Loss from operations of HTL                          -          (358)
                                             ------------  ------------

NET (LOSS) INCOME                            $   (30,443)  $   157,378
                                             ============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC AND DILUTED                           20,096,117    20,096,117
                                             ============  ============

BASIC AND DILUTED NET LOSS PER SHARE
  (Loss) Income from continuing operations   $     (0.00)  $      0.01
  (Loss) from discontinued operations                  -         (0.00)
                                             ------------  ------------
  Net (loss) Income per share                $     (0.00)  $      0.01
                                             ============  ============

See notes to condensed consolidated financial statements

                      FANTATECH INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

                                                    2004          2003
                                                ------------  ------------
SALES                                           $ 3,369,266   $ 2,366,223

COST OF SALES                                     2,141,621     1,077,256
                                                ------------  ------------

GROSS PROFIT                                      1,227,645     1,288,967

SELLING AND MARKETING EXPENSES                      437,282       224,557

GENERAL AND ADMINISTRATIVE EXPENSES               1,030,864       610,718
                                                ------------  ------------

(LOSS) INCOME FROM OPERATIONS                      (240,501)      453,692

MINORITY INTERESTS' SHARE OF LOSS (INCOME)          155,883      (125,933)

OTHER INCOME (LOSS)
  Loss on disposition of fixed assets                     -        (3,526)
  Interest expense                                        -       (88,353)
  Other expense                                     (75,777)          (34)
  Interest income                                    99,989        36,844
  Non-operating income                               21,556         6,800
                                                ------------  ------------

(LOSS) INCOME FROM CONTINUING OPERATIONS
  BEFORE TAX PROVISION                              (38,850)      279,490

INCOME TAX EXPENSE                                   31,611        23,250
                                                ------------  ------------

(LOSS) INCOME FROM CONTINUING OPERATIONS            (70,461)      256,240

DISCONTINUED OPERATIONS
  Loss from operations of HTL                          (284)      (56,324)
  Gain on disposal of HTL                             1,277             -
                                                ------------  ------------

NET (LOSS) INCOME                               $   (69,468)  $   199,916
                                                ============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC AND DILUTED                              20,096,117    20,096,117
                                                ============  ============

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE
  (Loss) income from continuing operations      $     (0.00)  $      0.01
  (Loss) income from discontinued operations           0.00         (0.00)
                                                ------------  ------------
  Net (loss) income per share                   $     (0.00)  $      0.01
                                                ============  ============

See notes to condensed consolidated financial statements

                                FANTATECH INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)


                                                                        2004          2003
                                                                    ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                   $   (69,468)  $   199,916
Less: income (loss) from discontinued operations                            993       (56,324)
                                                                    ------------  ------------
(Loss) income from continuing operations                                (70,461)      256,240
Adjustments to reconcile (loss) income from continuing operations net cash provided by operating activities:
    Depreciation expense                                                410,063       259,411
    Loss on disposition of fixed assets, net                                  -         3,526
    Minority interests' share of (loss) income                         (155,883)      125,933
Change in operating assets and liabilities:
    Decrease in trade receivables                                       303,892       352,660
    Decrease in related party receivables                                     -        74,939
    (Increase) in inventories                                        (2,052,460)     (640,371)
    Decrease (Increase) in costs and estimated earnings
      in excess of billings on uncompleted contracts                    110,270      (318,916)
    (Increase) in deposits and prepayments                             (524,173)     (396,687)
    (Increase) in other receivables                                    (221,619)      (81,603)
    Increase in deposits received                                     2,881,410             -
    Increase in related party payable                                   309,048             -
    (Decrease) Increase in accounts payable, accrued
      liabilities, income tax payable and other payables               (640,234)    3,334,448
                                                                    ------------  ------------

Net cash provided by operating activities                               349,853     2,969,580
                                                                    ------------  ------------

Net cash provided by (used in) discontinued operations                      993       (56,324)
                                                                    ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment                        (1,990,609)     (278,475)
    Investment in Fantatech Development, Inc.                                 -    (2,891,566)
    Increase in related party receivable                               (706,377)            -
                                                                    ------------  ------------
Net cash used in investing activities                                (2,696,986)   (3,170,041)
                                                                    ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from short term bank loans                               2,433,735             -
    Principal repayments on short term loan                                   -    (2,168,675)
                                                                    ------------  ------------

Net cash provided by (used in) financing activities                   2,433,735    (2,168,675)
                                                                    ------------  ------------

NET INCREASE (DECREASE) IN CASH                                          87,595    (2,425,460)

Cash and cash equivalents, at beginning of period                     5,240,816     3,290,249
                                                                    ------------  ------------

Cash and cash equivalents, at end of period                         $ 5,328,411   $   864,789
                                                                    ============  ============

Supplementary disclosures of cash flow information:
    Interest paid                                                   $         -   $    92,929
                                                                    ============  ============

    Tax paid                                                        $    32,435   $    18,166
                                                                    ============  ============

See notes to condensed consolidated financial statements

FANTATECH INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)


1.   INTERIM  CONDENSED  CONDOLIDATED  FINANCIAL  STATEMENTS

The interim unaudited condensed consolidated financial statements have been prepared by Fantatech Inc. and include all material adjustments, which in the opinion of the management are necessary for a fair presentation of financial results for the three and nine months ended September 30, 2004. All adjustments and provisions included in these statements are of normal recurring nature. Certain information and footnote disclosures made in the most recent annual consolidated financial statements included in the Form 10-KSB for the year ended December 31, 2003 have been condensed or omitted for the interim financial statements; accordingly, the interim financial statements should be read in conjunction with the December 31, 2003 consolidated financial statements. The results of operations for the interim periods presented are not necessarily indicative of the results that can be expected for the entire year.

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


2.   CRITICAL  ACCOUNTING  POLICIES

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

(ii) Sale  of  entertainment  and  amusement  products

Revenue from the sale of entertainment and amusement products is recognized when the products are delivered to the customers. Revenue is adjusted for the deduction of any sales returns and discounts. The Company did not record any sales returns and discounts for the nine months ended September 30, 2004 and 2003.

(iii)  Equipment  rental  income

Equipment rental income is recognized when the rentals become due and receivable. The Company did not record any equipment rental income for the nine months ended September 30, 2004 and 2003.

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

Stock  based  compensation
--------------------------

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

Reserve  funds
--------------

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

Foreign  currency  translation
------------------------------

The Company maintains its books and accounting records in Renminbi: ("RMB") the PRC's currency. Translation of amounts from RMB in United States dollars ("US$") has been made at the single rate of exchange of US$1.00:RMB8.30. No representation is made that RMB amounts have been or could be, converted into US$ at that rate. There has not been a material charge in the exchange rate during the nine months ended September 30, 2004 and 2003.

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

Fair  values  of  financial  instruments
----------------------------------------

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


3.   INVENTORIES

Inventories  at  September  30,  2004  are  summarized  as  follow:

                  September 30,
                       2004
                   (Unaudited)
                  --------------
Raw Materials     $    1,926,175
Work-in-process        1,532,540
Finished Goods            52,062
                  --------------
                  $    3,510,777
                  ==============

4.   COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

A summary of the costs and estimated earnings in excess of billings on uncompleted contracts as of September 30, 2004 is as follow:

                                           September 30,
                                               2004
                                            (Unaudited)
                                          ---------------
Costs incurred on uncompleted contracts   $   10,039,122
Estimated earnings to date                     1,584,900
                                          ---------------
                                              11,624,022

Less: Billings to date                       (10,816,653)
                                          ---------------
                                          $      807,369
                                          ===============

Included in the accompanying balance sheet under the following captions:

                                             September 30,
                                                 2004
                                              (Unaudited)
                                             -------------
Costs and estimated earnings in excess
  of billings on uncompleted contracts       $     807,369

Billings in excess of costs and estimated
  earnings on uncompleted contracts                      -
                                             -------------
                                             $     807,369
                                             =============

5.   PROPERTY,  PLANT  AND  EQUIPMENT

Property, plant, and equipment at September 30, 2004 consisted of the following:

                                     September 30,
                                         2004
                                      (Unaudited)
                                    ---------------
Leasehold improvements              $      410,168
Plant and machinery                         98,131
Furniture and fixtures                     101,425
FunPlex                                  2,112,109
Computers and equipment                  2,159,274
Motor vehicles                             294,658
                                    ---------------
                                         5,175,765

Less: Acumulated depreciation and
          amortization                  (2,203,096)
                                    ---------------

                                    $    2,972,669
                                    ===============

Depreciation and amortization expense was $410,063 for the nine months ended September 30, 2004.


6.   SHORT-TERM  LOANS

Short-term loans-unsecured represent $280,000 borrowed from Top Link Development Limited, a company ultimately owned by Shenzhen Huaqiang Holdings Ltd., whose Chairman and President are also the Chairman and CEO of the Company, respectively, and $20,000 borrowed from Fang Dehou, a director of Intsys Share Limited, the Company's subsidiary. Loans in the amount of $300,000 are unsecured, non-interest bearing and payable upon demand.

During the quarter ended September 30, 2004, one of the Company's subsidiaries obtained two bank loans in the amount of $2,433,735. One of the bank loans, in the amount of $265,060, bears interest at 5.31% per annum and is due on September 6, 2005. Another bank loan, in the amount of $2,168,675, bears interest at 5.31% per annum and is due on September 30, 2005.


7.   STOCK  BASED  COMPENSATION

On January 7, 2004, the Company granted a total of 4,000,000 shares of stock options to its key employees at the strike price of $0.5 per share. Market price of the share at the grant date was $0.4 per share. The stock options are vested and exercisable as follows:

Scale   Vested and exercisable
------  ----------------------
50%     On or after January 7, 2007
80%     On or after January 7, 2008
100%    On or after January 7, 2009

All options unexercised expire on January 6, 2014 and any options will be cancelled one month after termination of employment. Subsequent to the 2 to 1 reverse share split effective from June 30, 2004, the total number of stock options was reduced to 2,000,000 shares and the strike price was automatically adjusted to $1.0 per share.

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123, which defines a fair-value method of accounting for stock based employee compensation and transaction in which an entity issues its equity instruments to acquire goods and services from non-employee. Stock compensation for stock granted to non-employees had been determined in accordance with SFAS No. 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services" ("EITF 96-18"), as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

The provisions of SFAS No. 123 allow companies to either record an expense in the financial statements to reflect the estimated fair value of stock options to employees, or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but to disclose on an annual basis the pro forma effect on net income (loss) and net income (loss) per share had the fair value of the stock options been recorded in the financial statements. SFAS No. 123 was amended by SFAS No. 148, which now requires companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options issued to employees. The Company has elected to continue to account for stock-based compensation plans utilizing the intrinsic value method.

Accordingly, compensation cost for stock options to employees will be measured as the excess, if any, of the fair market price of the Company's common stock at the date of grant above the amount an employee must pay to acquire the common stock.

In accordance with SFAS No. 123, the cost of stock options and warrants issued to non-employees is measured at the grant date based on the fair value of the award. The fair value of the stock-based award at the grant date is determined using the Black-Scholes option-pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period.

Pro forma Disclosure - The fair value of stock options and warrants granted by the Company has been estimated on the grant date using the Black-Scholes option-pricing model. Had such stock options been accounted for pursuant to SFAS No. 123, the effect on the Company's results of operations would have been changed to the following pro forma amounts:

                                    Three months ended     Nine months ended
                                       September 30,         September 30,
                                   ----------------------  ---------------------
                                      2004        2003        2004       2003
                                   -----------  ---------  ----------  ---------
Net (loss) income
  As reported                      $  (30,443)    157,378  $ (69,468)    199,916
  Compensation expense for stock
    options based on fair value,
    net of taxes                       45,571           0    136,713           0
                                   -----------  ---------  ----------  ---------
  Pro forma net (loss) income         (76,014)    157,378   (206,181)    199,916
                                   -----------  ---------  ----------  ---------

Net income (loss) per share
  As reported - Basic and diluted  $    (0.00)       0.01  $   (0.00)       0.01
                                   -----------  ---------  ----------  ---------
  Pro forma - Basic and diluted         (0.00)       0.01      (0.01)       0.01
                                   -----------  ---------  ----------  ---------

8.   EARNINGS  PER  SHARE

The Company accounts for earnings per share ("EPS") under the provisions of Statement of Financial Accounting Standard No. 128, "Earnings per share", ("SFAS No. 128"), which requires dual presentation of basic and diluted earnings per share ("EPS") with a reconciliation of the numerator and denominator of the EPS computations. Basic EPS excludes dilutive effects of stock options, warrants and convertible securities, if any, and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock, such as convertible preferred stock, warrants to purchase common stock and common stock options, were exercised or converted into common stock using the treasury stock method, unless the effect is to reduce a loss or increase earnings per share.

On January 6, 2004, the Company granted 4,000,000 shares of stock options to the officers and key employees of the Company at an exercise price of $0.5 per share. Subsequent to a 2 to 1 reverse share split, number of the stock options reduced proportionally to 2,000,000 shares and the strike price was revised to $1.00 per share. As at September 30, 2004, there were 2,000,000 shares of stock option issued and outstanding but none of the stock option was exercisable until January 7, 2007. Although the average market price of the Company's common stock ($1.2) for the period exceeds slightly the exercise price ($1.0) of the stock options, trading of the company's common stock was generally limited and sporadic, and the market price reference should not be deemed to constitute a reference for the computation.

These stock options were not considered to be potentially dilutive securities, and were not included in the calculation of loss per share for the three months and nine months ended September 30, 2004 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive.
Accordingly,  basic  and  diluted  EPS  is  the  same for the periods presented.


9.   MINORITY  INTEREST

As of September 30, 2004, the minority interest balance is $5,633,297. It is comprised of the minority shares of its subsidiaries, namely Shenzhen Digitainment Co. Ltd. ("SDCL"), Hytechnology Inc. ("HTI") and Fantatech
Development Inc. ("FDI"), which the Company did not own. As of September 30, 2004, the Company owned 65.41% interest of SDCL, 70% interest of Hytechnology
Inc., and SDCL owned 40% interest of FDI. However, subsequent to the quarter ended September 30, 2004, the Company purchased the remaining 34.59% interest of SDCL through its wholly owned subsidiary, Intsys Shares Ltd. ("INT"). The Company is now holding 100% of SDCL through INT (See Note 13).

The minority interests' share of the loss was $155,883 during the nine months ended September 30, 2004 and their share of the income was $125,933 during the nine months ended September 30, 2003.


10.  REVERSE  STOCK  SPLIT

On June 10, 2004, the Board of Directors of the Company approved that two shares of the Company's common stock, par value $0.001 per share ("Pre-Reverse-Split Common Stock") was reclassified into one share of the Registrant's reclassified common stock, par value $0.001 per share ("Post-Reverse-Split Common Stock") effective on June 30, 2004. Each fractional share of Post-Reverse-Split common stock was rounded up to the next whole number of share. The reverse split reduced the Company's issued and outstanding shares from 40,192,063 shares to 20,096,117 shares. The par value of the Company's common stock was not affected. Retroactive effect has been given to share and per share amounts in the financial statements resulted from the reverse stock split. Subsequent to the reverse stock split, the Company's new trading symbol was changed to FNTN.


11.  DISPOSAL  OF  HYTECHNOLOGY  LIMITED

On May 12, 2004, the Company's wholly owned subsidiary, INT, sold 99% of the issued and outstanding shares of common stock of its subsidiary, Hytechnology Limited ("HTL"), to Top Link Hi-Tech Development (H.K.) Limited ("Top Link") for $1,277 pursuant to the Bought and Sold Note. There is no direct relationship between Top Link and the Company, nor Top Link and Intsys, nor Top Link and HTL. However, the ultimate ownership of Top Link is Shenzhen Huaqiang Holdings Ltd., as it owns 20% interest in Hyvision Digital Film Inc., a related party of the Company. HTL was engaged in the sales and marketing of entertainment products, including the products of SDCL, a subsidiary of the Company.

During the fiscal year ended December 31, 2003, HTL generated revenue of $860,925 or 15.8% of the Company's total revenue. HTL had a profit margin of 3.7% as compare to the Company's profit margin of 30.1%. The management believes that the disposal of HTL will have minimal impact in related to the Company's net profit for the fiscal year ended 2004 as the Company will continue to sell and market the products through its other subsidiaries subsequent to the disposal.

12.  NEW  ACCOUNTING  PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

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

Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.


13.  SUBSEQUENT  EVENTS

Subsequent to the quarter ended September 30, 2004, the Company entered into an agreement ("Share Exchange Agreement") between and among the Company, INT and Topforce Asia Limited ("TAL") on October 18, 2004. Under the Share Exchange Agreement, the Company acquired 34.59% of SDCL (the "Acquisition") from TAL. The Company previously purchased 65.41% of SDCL on May 2002. The Share Exchange Agreement is based upon the values established by the 65.41% Purchase to purchase the remaining 34.59% of SDCL at a later date upon mutually agreeable terms.

Under the terms of the Share Exchange Agreement, the Company issued 10,000,000 shares of its common stock to TAL or its designee and TAL transferred to INT all of the equity interest of Megabase Investment Limited ("MIL"), a BVI corporation, established to hold 34.59% equity interest of SDCL.

The Company evaluated the Acquisition through its independent board of directors.

The independent board of directors engaged the service of Palisades Capital Group, LLC. ("Palisades") to evaluate and issue a Fairness Opinion relative to the Acquisition. Palisades valued the 34.59% of SDCL and issued a Fairness Opinion as to the number of shares of the Company being issued under the Share Exchange Agreement.


The following is the new organization chart of the Company as of November 16, 2004:

                           --------------------
                           |  FANTATECH INC.  |
                           | (FNTN) DELAWARE  |
                           --------------------
                                     |
                                     |
                                     |
                            100%     |
                           --------------------
                           | INTSYS SHARE LTD |
                           |    (INT) - BVI   |
                           --------------------
                                     |
                                     |
        -------------------------------------------------------------------
        |                                              |                  |
    70% |                                              |  100%            |
        |                                              |                  |
        |                                   ----------------------        |
                                            |   MEGABASE         |        |
----------------------                      |   INVESTMENT  LTD. |        | 65.41%
| HYTECHNOLOGY  INC. |                      |   (MIL)  -  BVI    |        |
| (HTI)              |                      ----------------------        |
| DELAWARE           |                                        |           |
----------------------                                        |           |
                                                       34.59% |           |
                                                              |           |
                                                                          |
                                                        ---------------------------
                                                        |  SHENZHEN               |
                                                        |  DIGITAINMENT  CO  LTD  |
                                                        |  (SDCL)  -  PRC         |
                                                        ---------------------------
                                                                     | 40%
                                                                     |
                                                                     |
                                                           ----------------------
                                                           |  FANTATECH         |
                                                           |  DEVELOPMENT  INC. |
                                                           |  (FDI)  -  PRC     |
                                                           ----------------------

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

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

As used in this quarterly report, the terms "we", "us", "our", and "Fantatech" mean Fantatech Inc., unless otherwise indicated.

OVERVIEW

Fantatech Inc., formerly Lucas Educational Systems, Inc., (the "Company"), was incorporated in 1996. The Company designs, develops and produces hi-technology entertainment and amusement products. Its technical team is experienced and creative in software, film production and comprehensive serial products involving wide range of specialties, including computer engineering, digital film and video, simulation, artificial intelligence and system integration. The Company has successfully launched a series of hi-technology amusement and entertainment products that are presently installed in many theme parks, entertainment centers and shopping malls worldwide. Several years ago, the Company realized the impending increase of scientific and technical requirements for amusement products as well as the developing trend of multiple technique application on digital film and virtual reality. Through out these years, the Company has developed the capabilities of planning, designing, producing, and managing technology based hi-tech entertainment products, and is among the few hi-tech companies in the world that can create, design and manufacture an entire system of large size indoor attraction.

During the nine months ended September 30, 2004, six amusement centers, FantaWild FunPlex, were opened in Guangdong, Hunan, Shanxi, Liaoning and Jiangsu provinces in PRC. The Company schedules to open three more FunPlex in the fourth quarter, including in the City of Beijing, Wuhan and Dalian. Also, the Company sold a FunPlex to Ukraine and established the first step for the label of "FantaWild FunPlex" in Europe. In addition, the Company has signed agreements with investors and plans to open several more FunPlex in other cities of the PRC and Middle East countries. The Company plans to open the FunPlex in Chongqing, Tianjin, Yantai (Shandong Province) and Dongguan (Guangdong Province).
Furthermore, the large size attraction, 4D Ride Dino-Rampage, has been completely constructed and is under the final stage of the testing. It is located in the City of

Tianjin, PRC and covers approximately 50,000 square feet. Furthermore, the Company intends to construct a Floating Sphere 4D Theater in Beijing. The project in Beijing will cover approximately an area of 30,000 square feet.

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

CONSOLIDATED  RESULTS  OF  OPERATIONS

Three  months  ended  September  30,  2004  and  2003:

Revenue
The Company generated revenues of $1,082,452 for the three months ended September 30, 2004, which was a $235,519, or 18% decrease, from $1,317,971 (Adjusted retroactively due to the disposal of HTL) for the three months ended September 30, 2003. This was primarily due to the Company's shift in marketing efforts of its new acquisitions. This led to a decrease in sales for 4D theatre for the quarter. However, the Company expects that revenue levels to increase with the opening of more FunPlexes.

Gross  profit
Gross profit margin has increased to 45% for the three months ended September 30, 2004, from 38% (Adjusted retroactively due to the disposal of HTL) for the three months ended September 30, 2003. The increase was due to the decrease in cost of sales related to the sales lost for the quarter.

Selling  and  marketing  expenses
Selling and marketing expenses increased by $66,359, or 73%, to $157,805 for the three months ended September 30, 2004 from $91,446 for the three months ended September 30, 2003. This was primarily due to the increase of advertising and trade show expenses for promoting the FantaWild FunPlex and other large size amusement centers.

General  and  administrative  expenses
General and administrative expenses increased by $207,825, or 114%, to $390,277 for the three months ended September 30, 2004 from $182,452 for the three months ended September 30, 2003. This was primarily due to the increase in salaries, consulting and professional fees. Also, during the third quarter of 2004, the Company had general and administrative expenses of approximately $112,000 relating to FDI, which was not a part of the Company during the three months ended September 30 , 2003 because it was not formed until August 2003.

Income  (loss)  from  operations
The Company recorded loss from operations of $58,910 for the three months ended September 30, 2004 and income from operations of $228,669 for the three months ended September 30, 2003. The loss increase during the third quarter of 2004 was mainly because of decreasing gross profit, increasing general and administrative expenses and selling and marketing expenses.

Other  income  (loss)
There was no loss on the disposition of fixed assets for the three months ended September 30, 2004 as compared to a loss of $955 on the disposition of fixed assets for the three months ended September 30, 2003.

Interest expense for the three months ended September 30, 2003 was $27,975 (Adjusted retroactive due to the disposal of HTL) and the Company did not record any interest expense for the three months ended September 30, 2004. This is primarily due to the fact that the bank loan of $2,168,675, which was obtained in August 2002, had been fully settled upon its maturity in August 2003.

Other expenses of $29,006 and $0 were recorded during the three months ended September 30, 2004 and 2003, respectively. This was primary due to a non-operating expenses occurred during the third quarter of 2004.

Interest income for the three months ended September 30, 2004 increased to $48,716 from $16,744 (Adjusted retroactive due to the disposal of HTL) for the three months ended September 30, 2003 due to the increase in cash held in interest-bearing accounts.

The Company recorded a non-operating income of $3,650 and $5,814 during the three months ended September 30, 2004 and 2003, respectively.

Minority  interests
The Company recorded a minority interests' share of the loss of $16,829 for the three months ended September 30, 2004, as compared to a minority interests' share of the income of $56,320 for the three months ended September 30, 2003, to reflect the interests of the minority shareholders in Hytechnology, Inc. (30%), Hytechnology Limited (1%), SDCL (34.6%) and the FDI (60% of SDCL).

Income  tax  expenses
The Company is subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which each entity is domiciled. Intsys Share Limited, an intermediate holding company with no operation, is not liable to any income taxes of British Virgin Islands. The Company's 65.41% owned China subsidiary, SDCL, is subject to Enterprise Income Tax in China at a rate of 15% on net income. However, based on the local tax rules, SDCL is entitled to a tax holiday for the first two years of its operations and a 50% tax rate reduction for the third through fifth years (years 2001 - 2003) of operations. On October 2004, the Shenzhen local tax authority granted SDCL a discretionary special temporary tax relief for hi-tech corporation for another three years starting from October 2004. The provisions for taxes on earnings of SDCL were $11,722 and $8,241 for the three months ended September 30, 2004 and 2003, respectively.

Discontinued  operations
The Company recorded loss from operations of HTL of $0 and $358 during the three months ended September 30, 2004 and 2003, respectively.

Net  income  (loss)
The Company recorded a net loss of $30,443 for the three months ended September 30, 2004 as compared to a net income of $157,378 for the three months ended
September 30, 2003. This was primarily due to the decrease of sales and increasing general and administrative expenses. However, the Company expects that it will be more profitable for year 2004 than the year of 2003 as there will be more FunPlex and amusement centers to open before the year end.

Nine  months  ended  September  30,  2004  and  2003:

Revenue
The Company generated revenues of $3,369,266 for the nine months ended September 30, 2004, which was a $1,003,043 or 42% increase from $2,366,223 (Adjusted retroactively due to the disposal of HTL) for the nine months ended September 30, 2003. This was primarily due to the Company opened several FunPlex during the period and could generate a steady revenue. As there will be more FantaWild FunPlex to be opened during the year, the Company expects that the revenue will be more than the prior year's level even though there will be less sales of 4-D Theater.

Gross  profit
Gross profit margin has decreased to 36% for the nine months ended September 30, 2004, from 54% for the nine months ended September 30, 2003. This was due to the decreases in product sales to new overseas markets. In general, the price and profit margin of overseas markets is relatively higher than the local market. Since the Company had less overseas sales during the period, the profit margin dropped.

Selling  and  marketing  expenses
Selling and marketing expenses increased by $212,725 or 95% to $437,282 for the nine months ended September 30, 2004 from $224,557 for the nine months ended September 30, 2003. This was primarily due to the increase of advertising and trade show expenses for promoting the FantaWild FunPlex and other large size amusement centers. That lead the Company's sales to go up with comparing the same period in 2004 and 2003.

General  and  administrative  expenses
General and administrative expenses increased by $420,146 or 69% to $1,030,864 for the nine months ended September 30, 2004 from $610,718 (Adjusted retroactively due to the disposal of HTL) for the nine months ended September 30, 2003. This was primarily due to the increases in salaries, consulting and professional fees. The Company now has approximately 400 employees as comparing to approximately 300 employees during 2003. Also, during the first third quarters of 2004, the Company had general and administrative expenses of approximately $312,000 relating to FDI, which was only a part of the Company during the nine months ended September 30, 2003 because it was not formed until August 2003.

Income  (loss)  from  operations
The Company recorded loss from operations of $240,501 for the nine months ended September 30, 2004 and income from operations of $453,692 for the nine months ended September 30, 2003. This was mainly due to the low profit margin and an increase in general and administrative expenses and selling and marketing expenses.

Other  income  (loss)
There was no loss on the disposition of fixed assets for the nine months ended September 30, 2004 as compared to a loss of $3,526 on the disposition of fixed assets for the nine months ended September 30, 2003.

Interest expense for the nine months ended September 30, 2003 was $88,353 and the Company did not record any interest expense for the nine months ended September 30, 2004. This was primarily due to the fact that the bank loan of $2,168,675, which was obtained in August 2002, had been fully settled upon its maturity in August 2003.

Other expenses of $75,777 and $34 were recorded during the nine months ended September 30, 2004 and 2003, respectively. This was primary due to a non-operating expenses occurred during the period of 2004.

Interest income for the nine months ended September 30, 2004 increased to $99,989 from $36,844 for the nine months ended September 30, 2003 due to the increase in cash held in interest-bearing accounts.

The Company recorded a non-operating income of $21,556 and $6,800 during the nine months ended September 30, 2004 and 2003, respectively.

Minority  interests
The Company recorded a minority interests' share of the loss of $155,883 for the nine months ended September 30, 2004, as compared to a minority interests' share of the income of $125,933 for the nine months ended September 30, 2003, to reflect the interests of the minority shareholders in Hytechnology, Inc. (30%), Hytechnology Limited (1%), SDCL (34.6%) and the FDI (60% of SDCL).

Income  tax  expenses
The Company is subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which each entity is domiciled. Intsys Share Limited, an intermediate holding company with no operation, is not liable to any income taxes of British Virgin Islands. The Company's 65.41% owned China subsidiary, SDCL, is subject to Enterprise Income Tax in China at a rate of 15% on net income. However, based on the local tax rules, SDCL is entitled to a tax holiday for the first two years of its operations and a 50% tax rate reduction for the third through fifth years (years 2001 - 2003) of operations. On October 2004, the Shenzhen local tax authority granted SDCL a discretionary special temporary tax relief for hi-tech corporation for another three years starting from October 2004. The provisions for taxes on earnings of SDCL were $31,611 and $23,250 for the nine months ended

September  30,  2004  and  2003,  respectively.

Discontinued  operations
The Company recorded loss from operations of HTL of $284 and $56,324 during the nine months ended September 30, 2004 and 2003, respectively. The Company recorded gain on disposal of HTL of $1,277 during the nine months ended September 30, 2004.

Net  income  (loss)
The Company recorded a net loss of $69,468 for the nine months ended September 30, 2004 as compared to a net income of $199,916 for the nine months ended September 30, 2003. This is primarily due to the lower profit margin and higher general and administrative expenses and selling and marketing expenses. However, the Company expects that it will be more profitable for year 2004 than the year of 2003 as there will be more FunPlex and amusement centers to open before the year end.

Financial  condition,  liquidity,  capital  resources

For the nine months ended September 30, 2004, our operations generated net cash of $87,595, as compared to utilizing net cash of $2,425,460 in the nine months ended September 30, 2003. This is primarily due to the Company obtained two short-term bank loans in the amount of $2,433,735, increase in deposit received from customers and related parties and a decrease in trade receivable. However, it is offset by the significant increase in inventories and related party receivable, and a decrease in accounts payable and accrued liabilities.

As of September 30, 2004, we had cash on hand of $5,328,411 and a positive current ratio of 1.52.

As of September 30, 2004, we had two short term bank loans of total $2,433,735. Those were obtained in September 2004 for the purpose of financing major projects in Chongqing and Beijing. Both of the bank loans bear interest at 5.31% per annum and will be due on September 2005. As of September 30, 2003, we had a bank loan of $2,168,675, which was obtained in August 2002 for the purpose of financing a major project. The loan bore interest at 5.31% per annum and was repayable on August 27, 2003. The loan was guaranteed by Shenzhen Huaqiang Holdings Limited and was fully settled upon maturity.

The Company did have substantial capital expenditures of $1,990,609 during the nine months of 2004 as the Company purchased computer equipments, vehicles and there are all together six FunPlex were established.

The Company had no significant capital expenditure commitment outstanding as of September 30, 2004.

The Company anticipates, based on currently proposed plans and assumptions relating to its existing operations, that the projected cash flows from operations, combined with cash on hand and bank line of credit, will be sufficient to support our planned operations for the next twelve months. Depending on the Company's rate of growth, the Company may seek additional capital in the future to support expansion of operations and acquisitions.

New  Accounting  pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

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

Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

Critical  Accounting  Policies

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

(ii) Sale  of  entertainment  and  amusement  products

Revenue from the sale of entertainment and amusement products is recognized when the products are delivered to the customers. Revenue is adjusted for the deduction of any sales returns and discounts. The Company did not record any sales returns and discounts for the nine months ended September 30, 2004 and 2003.

(iii)  Equipment  rental  income

Equipment rental income is recognized when the rentals become due and receivable. The Company did not record any equipment rental income for the nine months ended September 30, 2004 and 2003.

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

Stock  based  compensation
--------------------------

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

Reserve  funds
--------------

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

Foreign  currency  translation
------------------------------

The Company maintains its books and accounting records in Renminbi: ("RMB") the PRC's currency. Translation of amounts from RMB in United States dollars ("US$") has been made at the single rate of exchange of US$1.00:RMB8.30. No representation is made that RMB amounts have been or could be, converted into US$ at that rate. There has not been a material charge in the exchange rate during the nine months ended September 30, 2004 and 2003.

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

Fair  values  of  financial  instruments
----------------------------------------

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


ITEM  3  -  CONTROLS  AND  PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES
During the nine months ended September 30, 2004, the Company did not issue any shares of common stock.


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

(b)  Reports  on  Form  8-K

     There was no report filed on the Form 8-K during the three months ended September 30, 2004. There was one report filed on the Form 8-K subsequent to September 30, 2004.

Form         Filing Date          Description
----         -----------          -----------
8-K          October 20, 2004     A report on section 2, item 2.01, which
                                  announced the acquisition of
                                  Megabase Investment Ltd.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       FANTATECH INC.
                                                       -------------------------
                                                       (Registrant)


Dated: November 22, 2004                               By /s/ Guangwei Liang
                                                       -------------------------
                                                       Guangwei Liang
                                                       Chief Executive Officer

Dated: November 22, 2004                               By /s/ Carl Yuen
                                                       -------------------------
                                                       Carl Yuen
                                                       Chief Financial Officer