Form 10KSB
period 2004-12-31
FANTATECH INC
filed 2005-05-05
CIK 925663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  fiscal  year  ended  December  31,  2004

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from               to
                                    -------------    -------------

                        Commission file number:  0-24374

                                 FANTATECH INC.
               ---------------------------------------------------
              (Exact name of small business issuer in its charter)

             Delaware                                        62-1690722
  -------------------------------                  ----------------------------
  (State of other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification Number)

    Unit B, 11/F, Vienna Mansion, 55 Paterson Street, Causeway Bay, Hong Kong
    -------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (852) 2577 3020

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [_]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 2004 were $8,395,386.

The aggregate market value of the issuer's common stock held by non-affiliates of the issuer was $24,111,886, which was based on a closing bid price of $1.01 on March 31, 2005.

The issuer had 30,096,117 shares of common stock issued and outstanding as of December 31, 2004.

Transitional Small Business Disclosure Format:  Yes [_]  No [X]

Documents incorporated by reference: None.

Cautionary  Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities  Litigation  Reform  Act  of  1995:

This Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross margin trends, operating costs, the availability of funds to finance capital expenditures and operations, facility expansion plans, competition, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

                                     PART I
ITEM 1.   BUSINESS

OVERVIEW

Fantatech, Inc. (hereinafter referred to as the "Company", which term shall include, when the context so requires, its subsidiaries and affiliates), formerly Lucas Educational Systems, Inc., was incorporated in the State of Delaware. The Company designs, develops builds, installs and produces hi-tech entertainment and amusement attractions for group audiences including all kinds of simulation attractions and equipments as well as 3D/4D theatres.

During November 2002, the Company acquired all of the issued and outstanding shares of Intsys Share Limited ("Intsys") in a reverse acquisition. Intsys was incorporated in the British Virgin Islands ("BVI") on April 29, 2002. Intsys currently owns three subsidiary companies namely: Shenzhen Digitainment Co., Ltd ("SDCL" or "Digitainment") trading under the name of Shenzhen Hytechnology Inc., incorporated in the People's Republic of China (the "PRC" or "China"), Megabase Investment Limited ("Megabase"), a BVI company and Hytechnology Inc. ("Hytech US"), a Delaware corporation. In addition, SDCL owns 40% of Fantatech Development Inc. ("FDI").

During May 2002, Intsys acquired a 65.41% interest in SDCL, a then joint venture company incorporated in the PRC and trading under the name of Shenzhen Hytechnology Inc. The former owners of the 65.41% interest in Digitainment became all of the shareholders of Intsys. The business combination was deemed to be a reverse merger and the acquisition of the 65.41% interest in SDCL has been accounted for at historical cost. SDCL was established in 1998 and is engaged in design, development and production of hi-tech entertainment and amusement products, including 4D theatre, simulation games, indoor entertainment center, large size indoor attraction and theme parks.

In August 2002, Intsys established Hytechnology Limited, ("Hytech HK"), a Hong Kong company in which Intsys owns 99%. Hytech HK has been engaged in the sales and marketing of the products of Digitainment outside the United States of America (excluding China). On May 12, 2004, the Company disposed and sold Hytech HK to Top Link Hi-Tech Development (H.K.) Limited ("Top Link"), a Hong Kong Corporation ultimately owned by Shenzhen Huaqiang Holdings Ltd. ("SHQ"). The Chairman and President of SHQ are also the Chairman and CEO of the Company.

During September 2002, Intsys acquired a 70% equity interest in HyTechnology, Inc. ("Hytech US"), a Delaware Corporation, from a third party for $172,000. HyTech US is engaged in the sales and marketing of the products of Digitainment in the United States of America.

In August 2003, SDCL, Shenzhen Huaqiang Industry Company Limited ("SHICL") and Shenzhen Huaqiang Venture Capital Company Limited ("SHVCCL") incorporated FDI in PRC. FDI is owned 40% by SDCL, 40% by SHICL and 20% by SHVCCL, and is intended to engage in the sales and marketing of the products of Digitainment in China and to assist SDCL to solicit the cooperation for hi-tech entertainment and amusement centers and theme parks. Subsequent to the formation of FDI, SHVCCL (the 20% shareholder) assigned all of its management and control rights to SDCL. SHICL and SHVCCL are associates of SHQ.

On June 10, 2004, the Board of Directors of the Company approved that every two shares of the Company's common stock with par value $0.001 per share ("Pre-Reverse-Split Common Stock") was reclassified into one share of common stock, par value $0.001 per share ("Post-Reverse-Split Common Stock") effective on June 30, 2004. Each fractional share of Post-Reverse-Split common stock was rounded up to the next whole number of share. The reverse split reduced the Company's issued and outstanding shares from 40,192,063 shares to 20,096,117 shares. The par value of the Company's common stock was not affected. Retroactive effect has been given to share and per share amounts in the financial statements resulted from the reverse stock split. Subsequent to the reverse stock split, the Company's new trading symbol was changed to FNTN.OB.

In October 2004, the Company entered into an agreement ("Share Exchange Agreement") between and among Intsys and Topforce Asia Limited ("Topforce"), a BVI corporation associated with Shenzhen Yongfengguo Investment and Development Co., Ltd., the minority shareholder of SDCL. Under the Share Exchange Agreement, the Company acquired the remaining 34.59% of SDCL (the "Acquisition") from Topforce by issuing 10,000,000 shares of its common stock and Topforce transferred to Intsys all of the equity interest of Megabase Investment Limited ("Megabase"), a BVI corporation, established to hold 34.59% equity interest in SDCL. Palisades Capital Group, LLC valued the Acquisition and issued a Fairness Opinion expressing that the number of shares issued under the Share Exchange Agreement reflected fairly the value of the assets acquired.

The  following is the organization chart of the Company as of December 31, 2004:

                                 Fantatech Inc.
                                   (Delaware)
                                        |
                                   100% |
                                        |
                              Intsys Share Limited
                                      (BVI)
                                        |
                                        |
      |------------------------------------------------------------------------|
      |                                 |                                      |
 70%  |                   100%          |                                      |
      |                                 |                                      |
 Hytechnology Inc.         Megabase Investment Limited                         |
  (Delaware)                 (BV|)                                             |
                                        |                   65.41%             |
             34.59%                     |                                      |
                                        |                                      |
                                        |-----------------(100%)---------------|
                                          Shenzhen Digitainment Co. Ltd
                                                    (PRC)
                                                      |
                                                 40%  |
                                                      |
                                          Fantatech Development Inc.
                                                    (PRC)

All of the Company's production and most of its business operations are located in the PRC and are conducted in Renminbi ("RMB"), which is the currency of China. During the year ended December 31, 2004, the exchange rate has remained stable at approximately US$1.00 to RMB 8.30.

The Company conducts a certain portion of its purchase through related parties, and has additional continuing transactions with such parties.


INDUSTRY BACKGROUND

The entertainment products in earlier decades mainly focused on single-track rides such as roller coasters, rotating horses and corsairs which produced the novelty of rectilinear or rotating mechanical movement. Though these products are still in use today, the development and maturity of electronic and control technology allowed the adoption of many hi-tech effects using light, sound, external decorations, which greatly improved the entertainment experience as well as allowing increased safety, reliability, enjoyment and excitement.

The application of computers greatly improved the performance of entertainment facilities and further allowed the utilization of technologies in digital control, sound, light and digital imagery and ultimately made it possible for formation of a new generation of integrated entertainment facilities. From the 1970s, development of simulation technology, followed by the dynamic-simulation amusement attraction, proved to be the outcome of symbiotic applications of modern hi-tech computer-controlled, hydraulics, digital imagery and Hi-Fi sound. Also, computer networking technology and the Internet are the latest pieces of technology, widely supplied to all industries including the amusement industry, resulting in the reality of network-linked series of amusement products. Computer, video and film technology based interactive and dynamic entertainment products have become more and more popular in the entertainment industry.


BUSINESS SCOPE

The Company is in the hi-tech entertainment and amusement business. Apart from its ability in the design, development, manufacturing and installation of hi-tech simulation attractions and equipments for group audiences, the Company also designs and produces special 3D/4D theatre systems. Its optimal integration team is experienced and creative in combining the technologies in computer, digital video and film, simulation, artificial intelligence and system integration to produce comprehensive simulation products which can be installed in a wide variety of venues such as hi-tech amusement centers and theme parks, urban entertainment centers, location based entertainment complex, science centers and shopping malls. The Company has successfully marketed and sold a series of hi-tech amusement and entertainment products as well as 4D theatres that are presently operated in different theme parks, entertainment centers and shopping malls in countries such as USA, Canada, Italy, Israel, Ukraine, Kuwait, Philippines and China.

The Company realized the impending increase of scientific and technical requirements for amusement products as well as the developing trend of multiple technique application on digital film and virtual reality. The Company has developed the capabilities of planning, designing, producing, and managing technology based hi-tech entertainment centers or theme parks, and are among the few hi-tech companies in the world who can create an entire system of large size indoor attractions.

The main business scopes of the Company are as follows:

1.   Design, develop and produce hi-tech entertainment and amusement products;

2.   Design and develop hi-tech theme parks and amusement attractions;

3.   Invest and operate indoor and outdoor hi-tech entertainment centers;

4.   Invest and operate large-size hi-tech theme parks.


PRODUCT

The products developed and produced by the Company can be divided into four categories: FantaWild FunPlex, FantaWild 4D Theater, Large-size attractions and FantaWild Theme Park.

FantaWild FunPlex
-----------------

The FantaWild FunPlex is an indoor entertainment center specially designed for shopping malls and recreation areas. The size of FunPlex centers are usually 25,000 to 80,000 square feet, and each of the centers can be mounted with up to 50 attractions, which is a unique and exciting family-based entertainment center with attractions catering for the diversified needs of all family members. The FunPlex is normally organized into 8 zones/sections: "FantaZone", "Cartoon City", "VirtuaSports", "MechaZone", "FunPlex Photo Studio", "Dragon of Destiny", "FantaWild 4D Theater" and "Haunted House". Each section contains attraction that will provide different entertainment experiences to adults and parents, youths and teenagers, and young children, respectively. In addition, there is a Redemption Center for purchase of game cards and redemption of gifts with the credit of the card. Each zone is modular and can be expanded or swapped for another. The Company will continuously develop new attractions and platforms as well as new content for each platform in order to maintain the attractiveness of each FunPlex for repeat customers.

Each FunPlex is managed by a computerized system which generates daily reports on revenue, popular attractions and peak operating hours, etc. The Company distributes FunPlex by the means of direct sale and revenue sharing through jointly control operations, to which the Company invests part of or all of the equipment in the FunPlex and is responsible for on-site installation, maintenance and updating the content of each attractions during the cooperation period, while its partner will be responsible for the foundation works, decoration, advertisement, and daily management as well as the related expenses. The Company will recoup the capital outlay by collecting an agreed portion of monthly revenue, normally 50%. In 2004, the Company has launched a total of eight "FunPlex" indoor entertainment centers located in different major cities in China. With the completion of the outstanding contracts on hand as of December 31, 2004, the number of "FunPlex" amusement and entertaining center will increase to over 18 in different Chinese cities.

FantaWild 4D Theater System
---------------------------

FantaWild 4D Theater - The Company manufactures and installs FantaWild 4D Theater systems, which are specially designed flat screen or patented cylindrical screens that provide a wider viewing angle than a normal 3D theater. The 4D chairs can produce special effects such as vibration, falling, wind blowing, water spraying and leg tickling which can also be combined with other simulation effects like virtual fog, rain, lightning, air bubbles, and smell, providing both visual, audio and sensory experiences synchronized with the on-screen action according to the plots of the movies. To satisfy the visual requirements of the audiences, the Company also designs and manufactures cylinder-polarizing glasses for the viewing of the cylindrical pictures.

The Company has already successfully installed approximately 30 4-D theaters worldwide, including the USA, Canada, Italy, Kuwait, Philippines, Israel, Ukraine and China.

FantaWild 4D Films - The Company has contracted with it's 4D films supplier, Hyvision Digital Film Inc. ("Hyvision"), a related company, to create and develop three to five new independent 4D films a year for exclusive distribution and exhibition at FantaWild 4D Theaters. FantaWild 4D Theater customers can lease films on a yearly basis through the Company. The current library of these 4D films contains titles such as "Dino-Rampage", "Escape from Bane Manor", "Strategic Command", "Deep Sea Adventure", "UFO Space Flight", "An Ode to Life" and "Legend of Pyramid", etc, just to name a few.

Large Size Attractions
----------------------

Large size attractions are the main components of a theme park or recreation facility which may help to bring in large numbers of tourists and entertainment revenues. Currently, there are only a few companies that possess the ability to design and produce a large size attraction due to technical difficulty and the complicated development process. The Company has designed and developed various large scale simulation attractions which incorporate integrated electric motion system, large format film projection, screen, audio and lighting devices as well as special programming of video and motion control system to provide an integrated adventure and simulation experience to the audiences.

The large size attractions developed by the Company include: "4D Ride Dino-Rampage", "Floating Sphere 4D Theater", "Try To Remember", "Space Mountain", "Haunt of Fear", "Those Wacky Bugs" and "The Milky Way Plaza".

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

The Floating Sphere 4D Theater integrates hi-tech elements such as spherical theater screen, large rotating mechanisms and on-site special effects. Its ingenious and spectacular design marks the cutting edge of state-of-the-art technology in the modern entertainment industry and is currently a new milestone in the theater technology and development. It covers about sixteen thousand
(16,000) square feet (82 feet long) and is composed of huge hemispherical screen, dynamic motion-chair suspending system, rotating platform, special effects system and 3D animated movie content.

During 2004, the Company completed the construction of 4D Ride Dino-Rampage in the City of Beijing, which commenced its operations in November 2004. The other Dino-Rampage in the City of Tianjin will be completed in October 2005, which was behind its original schedule due to the delay of payment from customer. The Company has contracted a Floating Sphere 4D Theater to be built in Beijing which is expected to be completed by end of 2005.

FantaWild Theme Park
--------------------

FantaWild Theme Park is a hi-tech amusement theme park consisting of large scale emulated and mechanical attractions which can provide integrated and comprehensive simulation experiences to visitors. The Company has the necessary resources and ability to develop, design and install all the attractions in the FantaWild Theme Park, which shall normally consist of 9 to 12 large size attractions. Each single attraction in FantaWild Theme Park can be sold or invested as separate item or as a combination.

The Company had also contracted a theme park in the City of Chongqing, which will consist of 10 to 12 large size attractions and is expected to have a grand opening at the end of 2005.


PRODUCT  QUALITY

The Company implements strict quality controls and management systems to maintain the premium quality of its 3D and 4D entertainment products, including supplier authentication, contract examining, product design, production, test, after sale service and etc. All the products are developed and produced according to relevant international standards. The Company obtained ISO 9000 quality certification to its production and manufacturing management. Through ongoing research and development efforts and its experienced engineering team, the Company is in a position to offer high standard 4D theaters systems as well as advanced theme park attractions and recreational project design.


PRODUCTION

The Company's manufacturing plants are located in Shenzhen, China, where most of its products including software, hardware, electronic control systems, mechanics, etc. are developed and produced in-house. The Company also uses materials readily available from the market, which may include well-developed software, computer accessories and parts. Certain processes which involve intensive manpower such as metal works, decorating and packaging will be sub-contracted to other third party factories. However, final assembly, testing and quality control will be completed within the Company's own plants.

The Company's production processes are carried out and handled among the following departments:

-    Research and Development Center
-    Mechanic Design Department
-    Electric Design Department
-    Structure Design Department
-    Automatic-control Design Department
-    Product Assembly Center
-    Quality Control Center

The Company also creates and produces entertainment contents such as game software and 4D films for its attractions.


TRANSPORTATION AND DISTRIBUTION

The Company's production plants are conveniently located in Shenzhen, a southern major city in China with well-developed transportation network and infrastructure. Most of the products or equipment manufactured by the Company are transported to its customers through various means including rail, truck, ship or plane, depending on the urgency of the project and location of the customer. The Company has not encountered any type of difficulties in arranging the delivery of its products to its customers within or outside of China.


RAW MATERIALS

Typical raw materials used by the Company for its production include:
-    Computer hardware including main board, CPU, hard disk, RAM and other parts
-    Electronic components
-    Optical projectors
-    Optical or mechanical transducers
-    Screens and displaying equipment
-    Air pressure containers
-    Hydraulic systems
-    Fiber or plastic parts
-    Metal components or parts

The Company purchases raw materials from both large international corporations such as Intel, Seagate Technology Inc., as well as local suppliers in China. As there are many suppliers for those raw materials and components, which are not unique, the Company has not experienced any supply interruptions or shortage.

The Company also designs and makes for internal use some of the parts and control boards required for its specially developed products.


MARKETING AND SALES

The sales and marketing strategies of the Company revolve principally around developing a reputable brand identity and ongoing customer relationships, in addition to continuously innovating and improving the quality of its products. Products are marketed through a direct sales force and marketing staff located principally in Hong Kong and Shenzhen, China. The Company participates in all of the major international amusement and entertainment exhibitions such as IAAPA, Euro Amusement Show, TPFC etc. to promote and market directly its proprietary products to the international markets.

Most of the Company's revenues are generated from sales to customers in China, which is a fast growing market. On June 1, 2004, SDCL and FDI entered into an Agreement that SDCL engaged FDI, its 40% owned associated company, as its sales agent for the marketing and distribution of its amusement and simulation equipment as well as 3D/4D theatre in China. With its stronger shareholder background and relatively greater amount of registered capital, FDI is well received by different potential customers in China in the hi-tech amusement and 4-D theatre businesses.

Based on the Agency Agreement signed between SDCL and FDI on June 1, 2004, commencing January 1, 2005 and thereafter, FDI will be entitled to a commission ranging from 10% to 20% of the contract price, depending on the gross margin of the specific contract and the size of the related project under the contract. In addition, a 5% advertising and promotional incentive will be provided to FDI for each contract solicited by FDI. The agreed commission and incentive will be transferred to FDI through its purchase from SDCL the related equipment and products. FDI will be responsible for its own operating costs including staff salaries, marketing and promotional expenses, general office administrative expenses as well as the associated sales taxes and income tax. The Agreement can be terminated at any time with 60 days notice to the other party.

In addition, the Agreement also provided that FDI may include in its sales contract a cooperation regarding the operation of hi-tech amusement centers " FantaWild FunPlex" or "FantaWild Theme Park" when the proposed operating venue is suitable for the business. However, FDI will only act as the agent in such part of the contract on behalf of SDCL. FDI will have no direct or indirect economic or legal interest in those revenue sharing operations, which will be solely the business of SDCL who will be responsible to contribute the equipment and fixed assets required for the cooperation. All the revenues generating from such cooperated businesses will be received by SDCL, and all the related expenses as stipulated in such cooperation contracts will be borne by SDCL.

In order to give FDI the necessary motivation and platform to better market and promote SDCL's products, SDCL agreed that for the year of 2004 an aggregated commission of 20% plus an advertising and promotional incentive of 15% on the total amount of contract (direct sale of equipment) obtained during the period from June 1, 2004 to December 31, 2004 was granted to FDI.


CUSTOMERS

The Company's products are sold to customers in different countries including recreation-oriented companies, theme/amusement parks, entertainment centers and individual investors. During 2004 and 2003, approximately 9% and 21% of the Company's contracted sales, respectively, were from outside of PRC, which included USA, Canada, Italy, Israel, Ukraine, Kuwait and Philippines.

Three customers accounted for approximately 18.4%, 17.8% and 14.2% of sales for the year ended December 31, 2004 as compared to approximately 26.1%, 12.3% and 10.4% for the year ended December 31, 2003. As of December 31, 2004, approximately 80% (2003: 85%) of accounts receivable were from trade transactions with four customers, of which one customer accounted for approximately 33% (2003: 44%) of the accounts receivable balance.

The Company does not believe that it has a material reliance on any one customer because most of the contracted sales will be completed within one to two years, and the Company will continue to target the development of the revenue sharing operations of "FantaWild FunPlex" and large size theme park attractions in order to diversify its regular source of revenue.


REGULATION

The Company is from time to time subject to various production and labor laws, environmental and pollution control regulations, taxation and other related rules as promulgated by the local Chinese government relating to its manufacturing operation, production facilities, as well as its business operations in China. The products manufactured by the Company are also subject to various product safety requirements as stipulated by the local authorities where the equipment is being installed.

Management of the Company believes that the Company is in compliance with all major governmental laws and regulations as related to its products and facilities; and does not expect any material expenditure in 2005 with respect to the fulfillment of any such regulations.


RESEARCH AND DEVELOPMENT

The Company considers itself in the hi-tech industry specializing in entertainment product development and design with proprietary expertise in computer technology, video and film technology, simulation, artificial intelligence, and system integration. The ongoing research and development ("R&D") program involves creating new products and modifying existing products to meet market demands and redesigning existing products to reduce the cost of manufacturing. The R&D department is staffed with experienced design engineers specialized in various aspects. The cost of R&D has been charged to operations as it is incurred. In 2004 and 2003, the Company expended approximately $841,918 and 502,831, respectively, in labor and materials costs for R&D.


STRATEGY AND COMPETITION

The Company's strategy is to enhance its brand identity and awareness, and to attain a greater economies of scale in terms of its production operations as well as its direct investment in "Fantawild FunPlex and Theme Park", which will be built upon its research and development capabilities and the strength of the experienced integration team with keen commitment to develop innovative, cutting-edge 3D, 4D and other interactive simulation entertainment products that will define the next generation standard in the hi-tech entertainment industry in China.

The Company competes with a number of video game developers, digital film developers, game machine providers, indoor attraction manufacturers and also certain content providers servicing the entertainment markets. Management of the Company considers SimEx-Iwerks as a major competitor in the 4D theatre field. In order to increase its competitive edge, the Company concentrates its focus on the development of cylindrical 4D theater, especially the floating sphere 4-D theater. Moreover, the Company is emphasizing its integrated and comprehensive abilities in designing, developing and producing multiple types of hi-tech entertainment products, including 4D theaters, indoor entertainment centers and large size indoor or outdoor attractions.

In addition, the Company also participates in the operation of its own entertainment centers and theme parks through direct investment. The FunPlex that are operated by the Company can continuously obtain updated programs and contents to maintain its attractiveness.

The R&D and production base of the Company are located in an area which offers a relatively the low cost structure. Accordingly, the Company can provide its products at a competitive price.


PATENTS AND TRADEMARKS

The Company has registered its patent in the area of stereo cylindrical imaging with the US Patent and Trademark Office ("USPTO"). In addition, other inventions, such as new type entertainment simulation means and apparatus, interactive exercise bicycle etc. have been submitted to the USPTO and State Intellectual Property Office of PRC for registration. The trademark "FantaWild" has been registered in U.S. and PRC.

EMPLOYEES

As of March 2005 and 2004, the Company employed the followings:

      Function                       2005     2004
     ----------                    --------  ------
(1) Management and administration        77      30
(2) Engineering and production          229     123
(3) Research and development            126     170
(4) Sales and marketing                  39      20
                                    -------  ------
                                        471     343
                                       ====    ====

All employees are primarily based in Shenzhen while some managerial and sales staff work occasionally in other Chinese cities or overseas for different projects. Each full-time Chinese employee is a member of a local trade union. Labor relations have remained positive and the Company has not had any employee strikes or major labor disputes. Unlike trade union in western countries, trade unions in most parts of China are organizations mobilized jointly by the government and the management of the corporation.


GOVERNMENTAL REGULATION ON OPERATIONS IN CHINA

The Company's principal executive office is located in Hong Kong, China. Major business operations are mainly conducted in the Company's China office in the City of Shenzhen. Accordingly, the Company's business operations must conform to the Chinese governmental rules and regulations.

The Chinese Legal System

The practical influence of the PRC legal system on the Company's business operations in China can be viewed from two separate but intertwined perspectives. Firstly, as a matter of substantive law, the Foreign Invested Enterprise ("FIE") laws applicable to SDCI's and FDI's operations in China provide legal protection from unnecessary governmental interference. In addition, these laws guarantee the full entitlement of the benefits as stipulated in the Corporate Articles and Contracts to those FIE investors. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the United States. Similarly, the PRC accounting laws mandate accounting practices, which are mostly consistent with US Generally Accepted Accounting Principles. The Chinese accounting laws require that an annual "statutory audit" be performed in accordance with PRC accounting standards and that the books of account of FIE are maintained in accordance with Chinese accounting laws.
Article 14 of the PRC Wholly Foreign-Owned Enterprise ("WFOE") Law requires a WFOE to submit certain periodic fiscal reports and statements to designated financial and tax authorities, failing which the enterprise may have to risk the revocation of its business license.

Secondly, while the enforcement of substantive rights may appear less clear than the established procedures in United States, the FIEs and WFOEs are regarded as Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. As the statutory terms of the Articles of Association provide that all business disputes pertaining to FIEs are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce applying the Chinese substantive laws, the Chinese minority partner in the Company's joint venture companies like FDI will not assume a privileged position regarding such disputes. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958)." Therefore, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of FIEs.

Economic Reform Issues

Although the majority of productive assets in China are owned by the Chinese government, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Since these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

-    The Company will be able to capitalize on economic reforms;
- The Chinese government will continue its pursuit of economic reform policies;
-    The economic policies, even if pursued, will be successful;
-    Economic policies will not be significantly altered from time to time; and
- Business operations in China will not become subject to the risk of nationalization.

Negative impact upon economic reform policies or nationalization could result in investment loss in the Company's common stock.

Since 1979, the Chinese government has reformed its economic systems. As many reforms are unprecedented or experimental, they are expected to be refined and improved continuously. Other factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect the operations of the Company's PRC subsidiaries.

Over the last few years, China's economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government has taken measures to curb this excessively expansive economy. These measures have included restrictions on the availability of domestic credit, which may reducing the purchasing capability of certain customers of the Company, and limited re-centralization of the approval process for purchases of some foreign products. These austere measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations of resources in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

To date reforms to China's economic system have not adversely impacted the Company's operations and are not expected to affect the operations adversely in the foreseeable future; however, there can be no assurance that the reforms to China's economic system will continue or that the Company will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

China's Accession into the World Trade Organization ("WTO")

On November 11, 2001, China signed an agreement to become a member of the WTO, the international body that sets most trade rules, further integrating China into the global economy and significantly reducing the barriers to international commerce. China has agreed upon its accession to the WTO to reduce tariffs and non-tariff barriers, remove investment restrictions, provide trading and distribution rights for foreign firms. The tariff rate reductions and other enhancements will enable the Company to develop better investment strategies. In addition, the WTO's dispute settlement mechanism provides a credible and effective tool to enforce members' commercial rights. Also, with China's entry to the WTO, it is believed that the relevant laws on foreign investment in China will be amplified and will follow common international practices.

ITEM 2.   DESCRIPTION OF PROPERTIES.

The Company's principal executive office is situated at Unit B, 11/F, Vienna Mansion, 55 Paterson Street, Causeway Bay, Hong Kong which is leased free-of-rent from a related company controlled by SHQ. Major business operations are conducted mainly in Shenzhen, China and the current operating leases on several premises for factory and office are as follows:

                           Area (approx.)    Expiration     Approximate
Location          Usage    (Square meter)  Date of Leases  Annual Rental
Shenzhen, PRC   Factory            11,169       July 2018  $      182,600
Shenzhen, PRC   Office              1,771       Sep  2005  $       76,812
Shenzhen, PRC   Warehouse           1,200       May  2005  $       17,349
Shenzhen, PRC   Storage                94       Apr  2006  $       15,975
Shenzhen, PRC   Storage                87       Sep  2007  $       10,434
Beijing, PRC    Office                 45       Nov  2007  $        4,819
Las Tunas, USA  Office                 30       Sep  2005  $       10,680

ITEM 3.   LEGAL PROCEEDINGS.

As of the fiscal year ended December 31, 2004, and the date of this 10-KSB report, the Company is not a party to any pending or to the best of the knowledge of the management, any threatened legal proceedings. None of the directors, officers or affiliates, or owner of record of more than five percent (5%) stockholders of the Company, or any associate of such director, officer or stockholder is a party adverse to or has a material interest adverse to the Company in reference to pending litigation.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the three months ended December 31, 2004, no matters were submitted to a vote of the Company's security holders.



                                     PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)  Market Prices of Common Stock

The Company's common stock is traded on the Over-The-Counter Bulletin Board under the symbol "FNTN.OB". During 2004 and 2003, trading activity in common stock was generally limited and sporadic, and should not be deemed to constitute an "established public trading market".

The following table sets forth the range of the adjusted closing prices of the Company's common stock as quoted during the periods indicated. Such prices reflect prices, adjusted for stock splits, between dealers in securities and do not include any adjustments for retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The information set forth below was obtained from Yahoo Finance.

                                                              HIGH      LOW
                                                            -------   -------
FISCAL YEAR ENDED DECEMBER 31, 2004
-----------------------------------
Three months ended March 31, 2004                           $   0.42  $   0.40
Three months ended June 30, 2004                            $   2.50  $   0.55
Three months ended September 30, 2004                       $   0.55  $   0.55
Three months ended December 31, 2004                        $   0.55  $   0.18



FISCAL YEAR ENDED DECEMBER 31, 2003
-----------------------------------
Three months ended March 31, 2003                           $   0.44  $   0.35
Three months ended June 30, 2003                            $   0.44  $   0.41
Three months ended September 30, 2003                       $   0.45  $   0.41
Three months ended December 31, 2003                        $   0.45  $   0.40

Reverse stock split

On June 10, 2004, the Board of Directors of the Company approved that every two shares of the Company's common stock with par value $0.001 per share ("Pre-Reverse-Split Common Stock") was reclassified into one share of common stock, par value $0.001 per share ("Post-Reverse-Split Common Stock") effective on June 30, 2004. Each fractional share of Post-Reverse-Split common stock was rounded up to the next whole number of share. The reverse split reduced the Company's issued and outstanding shares from 40,192,063 shares to 20,096,117 shares. The par value of the Company's common stock was not affected. Subsequent to the reverse stock split, the Company's new trading symbol was changed to FNTN.

Issuance of common stock as acquisition consideration

On October 18, 2004, the Company entered into an agreement ("Share Exchange Agreement") between and among the Company, Intsys and Topforce Asia Limited ("Topforce"), a British Virgin Islands ("BVI") corporation. Under the Share Exchange Agreement, the Company acquired the remaining 34.59% of SDCL (the
"Acquisition"). Pursuant to the terms of the Share Exchange Agreement, the Company issued 10,000,000 shares of its common stock in exchange for the remaining 34.59% equity interest of SDCL.

(b)  Shareholders

Common shares are issued in registered form. As of March 31, 2005, there were 30,096,117 shares of common stock issued and outstanding as held by approximately 426 shareholders on record. Securities Transfer Corporation, Dallas, Texas is the registrar and transfer agent for the common stock.

(c)  Dividends

The Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Management of the Company currently intends to retain future earnings, if any, to finance operations and the expansion of businesses. Any future determination to pay dividends will be at the discretion of the board of directors and will be based upon the Company's financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and any other factors that the board of directors deems relevant.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Effective November 6, 2002, the Company acquired Intsys, which, through its subsidiaries and affiliates, is engaged in the development of hi-tech entertainment and amusement products, including 4D theater, digital film, indoor entertainment centers (FunPlex) and large size indoor attractions, intelligent low voltage engineering, theme site projects and the exploitation, design and production of computer systems integration projects. Intsys is an intermediate holding company which was formed solely to effect the acquisition of a 65.41% interest of SDCL in May 2002. In August 2002, Intsys formed Hytech HK which engaged in the sales and marketing of the products of SDCL outside the USA (excluding China). In September 2002, Intsys acquired 70% equity interest in Hytech US, a Delaware corporation, from a third party for $172,000. Hytech US is engaged in the sales and marketing of the products of SDCL in the USA.

In August 2003, SDCL, Shenzhen Huaqiang Industry Company Limited ("SHICL") and Shenzhen Huaqiang Venture Capital Company Limited ("SHVCCL") formed Fantatech Development, Inc. ("FDI") in PRC. FDI is owned 40% by SDCL, 40% by SHICL and 20% by SHVCCL, and is intended to engage in the sales and marketing of the products of Digitainment in China and to assist SDCL to solicit the cooperation for hi-tech entertainment and amusement centers and theme parks. Subsequent to the formation of FDI, SHVCCL (the 20% shareholder) assigned all of its management and control rights to SDCL. SHICL and SHVCCL are associates of SHQ.

The investment in FDI was accounted for as a controlled subsidiary of the Company and the consolidated financial statements include the results of operations of FDI. For accounting purposes, the acquisition of Intsys by the Company was treated as a recapitalization of Intsys with Intsys as the acquirer (reverse acquisition).

Most of our customers are located in the PRC, and sales to such customers are generally on an open account basis with deposit collected in advance. Three customers accounted for approximately 18.4%, 17.8% and 14.2% of sales for the year ended December 31, 2004 as compared to approximately 26.1%, 12.3% and 10.4% for the year ended December 31, 2003. As of December 31, 2004, approximately 80% (2003: 85%) of accounts receivable were from trade transactions with four customers, of which one customer accounted for approximately 33% (2003: 44%) of the accounts receivable balance.

The Company purchased raw materials and certain components from different suppliers located in the PRC. During the year ended December 31, 2004 and 2003, the top five vendors accounted for approximately 40.4% and 28% of the Company's total purchases, respectively, and out of which 27% and 10.4% was from Hyvision Digital Co., Ltd, a related party.

During the year ended December 31, 2004, there were six FunPlex commenced operations in different PRC cities including Changzhi, Dalian, Nanjing, Wuhan, Beijing. With the other two Funplex located in the cities of Zhuhai and Chenzhou, the Company currently operates eight revenue sharing FunPlex in China. A 4D Ride Dino-Rampage also commenced its operation in Bejing in November 2004. The Dino Rampage in Tianjin has been scheduled to open in October 2005. During the month of February 2005, two more FunPlex were put into operations in the cities of Datong and Dongguan. As of March 2005, the Company has been contracted to build in the city of Chongqing a theme park with 10 to 12 large size attractions. A Floating Sphere 4D theatre is also currently under construction and scheduled to complete in December 2005

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions are eliminated on consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and are presented in U.S. Dollars ("$"). The functional currency of the Company's PRC operations is the Renminbi ("RMB"). The accounts of foreign operations are prepared in their local currency and are translated into USD using the applicable rate of exchange. Transactions denominated in currencies other than the U.S. Dollars are translated into U.S. Dollars at the applicable exchange rates. Monetary assets and liabilities denominated in other currencies are translated into U.S. Dollars at the applicable rate of exchange at the balance sheet date. The resulting translation gains or losses are credited or charged to the consolidated statements of operations.


CONSOLIDATED RESULTS OF OPERATIONS

Fiscal Years Ended December 31, 2004 and 2003:

The audited consolidated statements of operations for the fiscal year ended December 31, 2003 have been adjusted retroactively in order to reflect the effect of the disposal of Hytech HK and to provide comparison for segment performance. This adjustment had no effect on the operating results for the year concerned.

REVENUE
For the year ended December 31, 2004, net sales were $8,395,386 as compared to net sales of $4,679,362 for the year ended December 31, 2003. Approximately 3.7% and 1.5% of the net sales in 2004 and 2003, respectively, were from the revenues generated from the revenue sharing operations.

During the year ended December 31, 2004, net contracted sales increased by $3,479,562 or 75.5% to $8,088,290, as compared to $4,608,728 for the year ended
December 31, 2003. This was primarily due to the substantial increase in the number of project contracted attributable to the successful marketing strategies implemented by the Company. During the year of 2004, approximately 9.3% of the Company's contracted sales were from customers outside of PRC as compared to 21% in 2003. Currently, the contract amount and project size in relation to the sales to PRC customers were on average larger than customers from other countries.

During the year ended December 31, 2004, the Company recorded revenues from its revenue sharing operations totaling $307,096 as compared to $70,634 in 2003, representing an increase of $236,462 or 334.8%. The increase was mainly attributable to the increase in the number of FunPlex opening during 2004. Six new FunPlex were added in 2004, making the total number of revenue sharing operations into nine as at the end of 2004.

GROSS PROFIT
For the year ended December 31, 2004, total gross profit was $3,225,428 or 38.4% of total net sales, as compared to total gross profit of $1,696,927 or 36.3% of total net sales for the year ended December 31, 2003. Net of the effect from the revenue sharing operations, gross profit margin improved by 4.2%, which was primarily due to the slightly better contribution provided from certain large amount contracts entered in 2004.

During the year ended December 31, 2004, total gross loss from revenue sharing operations was $4,744 or -1.5% of the total segment revenues, as compared to total gross profit of $48,918 or 69.3% of the total segment revenues for the year ended December 31, 2003. The slight loss recorded in 2004 on the revenue sharing operations was attributable to the less than full year operation of the six new FunPlex invested and launched by the Company in the year of 2004, while the initial operating expenses were incurred a few months earlier than their formal opening.

SELLING AND MARKETING EXPENSES
Selling and marketing expenses increased by $350,336 or 116.7% to $650,411 for the year ended December 31, 2004 from $300,075 for the year ended December 31, 2003. This was primarily due to the increase in marketing, promotional and exhibition expenses in 2004.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses ("G&A expenses") consist of the management office operating costs of SDCl, FDI, Hytech US, and the costs associated with the operation of the Company's executive offices, and the legal and accounting costs associated with the operation of a public company. For the year ended December 31, 2004, G&A expenses increased by $651,592 or 74.6% to $1,525,227 as compared to the G&A expenses of $873,635 for the year ended December 31, 2003. The increase is primarily due to the increase in legal & professional, insurance, utility and salary and rental expenses.

INCOME FROM OPERATIONS
Income from operations for the fiscal year 2004 increased by $526,573 to $1,049,790, as compared to the income from operations of $523,217 for the fiscal year 2003. The increase in operating income was attributable to the increase in total net sales.

MINORITY INTEREST
The Company recorded a minority interest of $45,062 and $124,998 for the fiscal years 2004 and 2003, respectively. During the year ended December 31, 2004, the Company acquired the remaining 34.59% minority interest in SDCL and disposed its 99% interest in Hytech HK, which had reduced the portion of minority interest in the Company. In 2004, the minority interests represented effectively the 60% shareholding in FDI, while the minority interests in 2003 represented the effective shareholding in Hytech US of 30%, Hytech HK of 1%, SDCL of 34.59% and FDI of 73.84% (60% plus 34.59% on 40%).

OTHER INCOME (EXPENSES)
For the year ended December 31, 2004, interest income was $67,916 as compared to interest income of $56,409 for the year ended December 31, 2003, due primarily to the increase in average bank interest rate and average bank deposit balance in 2004.

For the year ended December 31, 2004, interest expense was 30,257 as compared to interest expense of $88,036 for the year ended December 31, 2003, as a result the decrease in average bank borrowing outstanding amount in 2004

Other income was $163,289 in 2004 as compared to other expense of $3,053 for the year of 2003. The increase in other income was attributable to the discretionary incentive subsidy of approximately $72,000 granted to SDCL from the local government, as well as an increase in the sub-letting rental income received by SDCL in 2004.

The loss on disposal of fixed assets of $41,481 was mainly attributable to the obsolescence of one set of FantaWild 4D theatre due to the relocation of a FunPlex to other Chinese city. There was no loss on disposal of fixed assets recorded in 2003

INCOME TAX EXPENSE
The Company is subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which each entity is domiciled. Fantatech Inc. and Hytechnology Inc. are both Delaware corporations and are subject to the corporation income taxes of the United State of America. Intsys and Megabase are not liable for income taxes in BVI. The Company's PRC subsidiaries and associates are subject to Enterprise Income Tax in the PRC at a rate of 15% on net income. However, based on the local tax rules, SDCL is entitled to a tax holiday for the first two years of its operations (years 1999 to 2000) and a 50% reduction of the rate for the third through eighth years (years 2001 to 2006) of operations due to its high technology content of businesses. The provision for taxes on earnings of the PRC subsidiaries, calculated based on the prevailing accounting standards in PRC, for the years ended December 31, 2004 and 2003 were $88,767 and $38,060, respectively. No other significant deferred tax assets or liabilities existed at December 31, 2004.

DISCONTINUED OPERATIONS
The Company recorded loss from operations of Hytech HK of $284 and $56,304 for the year ended December 31, 2004 and 2003, respectively. A gain on disposal of $1,277 in relation to Hytech HK was recorded in 2004.

NET INCOME
The Company recorded a net income of $1,076,421 and $269,147 for the fiscal years ended December 31, 2004 and 2003, respectively. This was primarily due to the considerable increase in contracted sales in 2004.


FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

Operating
---------
For the fiscal year ended December 31, 2004, the Company's operations provided cash resources of $686,860, as compared to $1,936,914 for the year ended December 31, 2003, primarily as a result of an decrease in cash flows related to inventories, deposit and prepayment, short term note receivable, related party payable and costs and estimated earnings in excess of billings on uncompleted contracts, offset in part by a decrease in cash flow related to deposits received, related party payables, account payable and other accrued liabilities and billings in excess of costs and estimated earnings. The Company's cash balance decreased by $1,161,925 to $4,078,891 at December 31, 2004, as compared to $5,240,816 at December 31, 2003. The Company's net working capital surplus decreased by $2,551,399 to $3,405,573 at December 31, 2004, as compared to $5,956,972 at December 31, 2003, and the Company had a current ratio at December 31, 2004 of 1.43:1, as compared to 2.96:1 at December 31, 2003.

The costs and estimated earnings in excess of billings increased by $1,496,479 or 163.1% to $2,414,118 at December 31, 2004, as compared to $917,639 at
December 31, 2003, which was attributable to the increase in number of projects under construction. It was offset in part by an increase in the billings in excess of costs and estimated earnings by $1,629,408 at December 31, 2004, as compared to $nil at December 31, 2003.

Deposit and prepayment increased by $730,682 or 104.7% to $1,428,410 at December 31, 2004, as compared to $697,728 at December 31, 2003, which was attributable to the increase in the Company's business activities and thus the deposits for subcontracting works.

During the year ended December 31, 2004, the Company received payment from its customer totaling $554,217 in the form of bills receivable, which was a banker's postdated cashier order. The bills were maturing in April and June 2005, respectively, and the customer had compensated the Company the relevant interest costs associated with the bills.

Deposit received from customers increased by $1,244,335 or 197.5% at December 31, 2004, as compared to $630,000 at December 31, 2003, due to the increase in contracted sales which terms usually demand deposits from customers.

During the year ended December 31, 2004, the total amount of accounts payable, accrued liabilities and other payables reduced by $732,707 or 34.7% to an aggregate of $1,379,341 at December 31, 2004, as compared to $2,112,048 at December 31, 2003, which was due to the increase in settlement of outstanding liabilities by the Company.

The amount receivable from related party increased by $346,718 or 264.7% to $477,701 at December 31, 2004, as compared to $130,983 at December 31, 2003 due primarily to the increase in trade receivable due from Hytech HK. The amount payable to related party also increased by $350,588 or 116.9% to $650,588 at December 31, 2004, as compared to $300,000 at December 31, 2004 attributable to the increase in amount payable to Hytech HK in relation to the settlement of administrative expenses on behalf of the Company. These amounts were originally offset on consolidation but reflected herein due to the disposal of Hytech HK in 2004.

Investing
---------
Additions to property, plant and equipment for the year ended December 31, 2004 aggregated $3,697,051, in which $26,529,432 was for investment in the revenue sharing FunPlex operations. In addition, there was an increase of construction in progress of $595,257 or 35.8% as compared to $1,660,740 in the year 2003 as the Company has devoted more resources on the new projects of FunPlex, Sphere floating 4D theater and 4-D Ride Dino Rampage. As at December 31, 2004, the Company had capital expenditure requirement of approximately $5,000,000 in order to complete the contracts on hand. The Company believes that it will be able to fund expected capital expenditures through internal cash flow and external resources.

Financing
---------
During the year ended December 31, 2004, the Company's short term bank loan increased by $2,433,735, reflecting new borrowings from local bank. There was no bank loan outstanding at December 31, 2003. The bank loans bear interest at fixed rate of 5.31% per annum with interest payable monthly and the principal is due for repayment in September 2005. The loan was guaranteed by Shenzhen Huaqiang Holdings Limited ("SHQ"), a related party to the Company.

The Company anticipates that, based on currently plans and assumptions relating to its existing operations, its projected cash flow from operations, combined with cash on hand, bank lines of credit, and other external credit sources, and the credit facilities provided by affiliates or related parties, are sufficient to support the Company's working capital requirement for its planned operations for the next twelve months. Depending on the future rate of growth, the Company may seek additional capital in the future to support its expansion in operations and acquisitions.


CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the Company's financial condition and results of operations is based upon its audited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made, including those related to revenue and cost recognition, inventories, income taxes and impairment of assets. Management bases their estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

Revenue and cost recognition:

The Company principally derives its revenue from (1-a) the design, development and construction of 4-dimension cylindrical screen system, digital video, theme sites and similar computer system integration projects; and (1-b) the sale of entertainment and amusement products, and (2) admission fees shared from revenue sharing operations.

(1-a)     Long-term construction contract revenue and costs
Long-term construction contract revenue and costs are recognized as revenue and expenses in the statement of operations by reference to the stage of completion of a contract (i.e. the percentage of completion method) when the outcome of that contract can be estimated reliably. The stage of completion of a contract is determined based on the proportion that costs incurred to the balance sheet date bear to total estimated costs. A loss on a contract is recognized as an expense immediately when it is probable that total contract costs will exceed total the contract revenue.

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

(1-b)     Sale of entertainment and amusement products
Revenue from the sale of entertainment and amusement products is recognized when the products are delivered to the customers. Revenue is adjusted for the deduction of any sales returns and discounts.

(2) Revenue generated from admission fees shared from revenue sharing operations

Income is recognized when the agreed percentage of revenue from the revenue sharing operations is due and receivable. The Company recorded $307,096 and $70,634 as revenues from its revenue sharing operations for the years ended December 31, 2004 and 2003.

Income taxes:

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

Inventories:

Inventories consist of raw materials, work-in-process, and finished goods, which are held for resale and are used in the production of entertainment and amusement production equipment that the Company sells and rents. Inventories are stated at the lower of cost, on a first-in, first-out basis, or net realizable value. Costs of raw materials include purchases and related costs incurred in bringing the products to their present location and condition.

Asset Impairment:

The Company reviews its long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles would be based on the fair value of the asset. During the years ended December 31, 2004 and 2003, no impairment charges were recorded.


CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's contractual obligations as of December 31, 2004:

CONTRACTUAL OBLIGATIONS             PAYMENTS DUE BY PERIOD
-----------------------   ----------------------------------------
                             2005        2006-09        2010-18
                          -----------   -----------   ------------
Operating Leases         $    268,000  $    735,000  $   1,441,000

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2004, the Company does not have any off-balance sheet arrangements.


INFLATION AND CHANGING PRICES

The fluctuations of currency exchange rates between Renminbi ("RMB") and United States ("US") dollar could adversely affect the Company's businesses which are conducted primarily in China, and the sale of its products to corporations in China are settled in RMB. The Chinese government controls its foreign reserves through restrictions on imports and conversion of RMB into foreign currency. Although the RMB to US dollar exchange rate has been very stable since January
1, 1994 and the Chinese government has stated its intention to maintain the stability of the value of RMB, therefore, there can be no assurance that exchange rates will remain stable in the future. The RMB may appreciate in value against the US dollar. Exchange rate fluctuations may adversely affect the Company's revenue denominated in RMB arising from the sales of products in China, which are translated into US dollar for financial reporting purposes.

RECENT ACCOUNTING PRONOUNCEMENTS

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

Interpretation No. 46R, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 has previously been applied. However, prior to the required application Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later that as of the end of the first reporting period that ends after December 15, 2003. Interpretation No. 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The implementation of the provisions of Interpretation No. 46R did not have a significant effect on the Company's consolidated financial statement presentation or disclosure.

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

Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004. The implementation of the provisions of SFAS No. 150 did not have a significant effect on the Company's consolidated financial statement presentation or disclosure.

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 151, Inventory Costs- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges" This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

On December 16, 2004, the FASB published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.


ITEM 7.   FINANCIAL STATEMENTS.

(a)  Financial Statements

The following financial statements are set forth at the end hereof.

1.   Report of Independent Registered Public Accounting Firm

2.   Consolidated Balance Sheets as of December 31, 2004 and 2003

3. Consolidated Statements of Operations for the Years Ended December 31, 2004 and 2003

4. Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2004 and 2003

5. Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 and 2003

6. Notes to Consolidated Financial Statements for the Years Ended December 31, 2004 and 2003


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

In addition, there were no events as described under Item 304(a)(1)(iv) of Regulation S-B during the period from November 30, 2002 to December 31, 2004

ITEM 8A   CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

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

(b)  Changes in Internal Control

There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.


ITEM 8B   OTHER INFORMATION

The Company has no information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2004 covered by this Form 10-KSB, but not reported.

During the three months ended December 31, 2004, the Company filed a current report on Form 8-K on October 18, 2004, regarding the acquisition of the remaining 34.59% interest in Digitainment from the minority shareholder through Megabase Investment Limited by issuance of 10,000,000 shares of the Company's common stock.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

During the fiscal year ended December 31, 2004 and 2003, there were changes regarding directors and executive officers of the Company as follows:

On April 15, 2003, Ms. Fengming Peng tendered her resignation as Chief Financial Officer of the Company and the Board of Directors of the Company appointed Ms. Fuxiao Wang in her place.

On June 19, 2003, Mr. Liechong Li resigned as Director of the Company and the Board of Directors appointed Mr. Zhigang Rong as Director with effect from the same date.

On November 26, 2003, Ms. Fuxiao Wang resigned as Chief Financial Officer of the Company and the Board of Directors appointed Mr. Carl Yuen as Chief Financial Officer with effect from the same date.

On December 9, 2003, Mr. Jianguo Cheng resigned from Secretary of the Company and the Board of Directors of the Company appointed Mr. Zhigang Rong as Secretary with effect from the same date.

On August 12, 2004, Mr. Xiaojun Xie and Mr. Jun Zhao were elected and appointed as the directors of the Company. An Audit Committee and a Compensation Committee were also established, each with three committee members consisting of Mr. Xiaojun Xie, Mr. Jun Zhao and Mr. Xinan Hu. In addition, Mr. Jun Zhao was nominated as the Audit Committee financial expert.

On April 11, 2005, Mr. Xinan Hu and Mr. Zhigang Rong resigned as Director of the Company and the Board of Directors appointed Mr. Aiguo Deng and Mr. Hui Zhao as the directors of the Company to fill the vacancies. Mr. Zhigang Rong remains to act as the Secretary of the Company.

The following table and text sets forth the names and ages of all our directors and executive officers and the key management personnel as of December 31, 2004. The Board of Directors is comprised of only one class of members. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name                 Age        Position held
--------------  --------------  -------------------------------------------
Jinqiang Zhang        63        Director and Chairman
Guangwei Liang        41        Director, Vice Chairman and CEO
Ming Li               48        Director and COO
Aiguo Deng            69        Director
Hui Zhao              37        Director
Xiaojun Xie           43        Director , Audit and Compensation Committee
Jun Zhao              38        Director  Audit and Compensation Committee
Zhigang Rong          41        Secretary
Carl Yuen             31        CFO

JINQIANG ZHANG
Mr. Zhang has served as a Director and Chairman since November 2002. Mr. Zhang has over 30 years of experience in the manufacturing industry. Since 1980, he has held high positions with various large electronic manufacturing corporations in China. During the past 10 years, he has been involved in large-scale fund raising activities, property development and hi-technology project investments etc. He is also the Chairman of Shenzhen Huaqiang Holdings Company Limited.

GUANGWEI LIANG
Mr. Liang has served as a Director, Vice-Chairman and Chief Executive Officer since November 2002. Mr. Liang has over 15 years experience in manufacturing industry. He holds a Bachelors Degree in Computer Science and Application from Shenzhen University, a Masters Degree in Law and a Doctoral Degree in Economics from Wuhan University. Since 1986, he has served in the management level for several electronics corporations in China. He is also the President of Shenzhen Huaqiang Holdings Company Limited, a Director of Hyvision Digital Film Inc. and Shenzhen Huaqiang Industry Company Limited.

MING LI
Mr. Li has served as a Director and Chief Operating Officer since November 2002. Mr. Li has over 20 years experience in manufacturing and hi-technology industries. From 1984 to 1988, he participated in a visiting program in Stevenson Polytechnic in the United States and worked for several US corporations. Since 1998, he has served in the management level for hi-technology corporations in China. He is also a Director of Hyvision Digital Film Inc. and Shenzhen Huaqiang Industry Company Limited.

AIGUO DENG
Mr. Deng was appointed a Director of the Company on April 11, 2005. Mr. Deng has extensive experience in the electronic and programming industries in China. He has more than 40 years experience in electronic, computer, programming and manufacturing industries. Mr. Deng holds various senior consulting and management positions in several electronic and software development Groups in China. He is currently the Chairman of the Shenzhen Software and Programs Manufacturers' Association

HUI ZHAO
Mr. Zhao was appointed a Director of the Company on April 11, 2005. Mr. Zhao graduated from the Beijing University of Aeronautics and Astronautics with major in Manufacturing Engineering. During the last 10 years, Mr. Zhao has served in the management level for various technological, engineering and electronics companies in China. He currently holds senior management positions in two technology and engineering companies in China.

ZHIGANG RONG
Mr. Rong served as a Director of the Company since June 2003 until April 11, 2005, and he is the Secretary of the Company since December 2003. Mr. Rong holds a Bachelors Degree of Computer Science and a Masters Degree of Information System Engineering from National University of Defense Technology in China. He is a qualified lecturer and senior engineer. Mr. Rong is experienced in R&D and corporate management. Since 1993, Mr. Rong has served as Manager, Vice General Manger and General Manager of several technical companies. Mr. Rong is a Director of FDI and Hyvision Digital Film Inc.

JUN ZHAO
Mr. Zhao was appointed as a Director and a member of the Audit Committee and Compensation Committee of the company in August 2004. Mr. Zhao holds a Bachelor Degree in Economics from Xinjiang Institute of Finance and Economics. He is a qualified accountant and CPA. Since 1989, Mr. Zhao has experience in finance and accounting gained from various PRC professional bodies and commercial corporations. He is currently a CFO and Audit Supervision Manager of a PRC corporation in Shenzhen.

XIAOJUN XIE
Mr. Xie was appointed as a Director and a member of the Audit Committee and Compensation Committee of the company in August 2004. Mr. Xie graduated from Xiangtan University specializing in law. In 1992, he was granted the professional Lawyer's Certificate for practice. Mr. Xie has been a lawyer of Hunan Tianfu Law Office and Guangdong Renren Law Office. He is currently the vice-director of Guangdong Shenglong Law Office.

CARL YUEN
Mr. Carl Yuen has served as our Chief Financial Officer since November 2003. Mr. Yuen has extensive experience in finance and accounting both in Hong Kong and the United States. He started his career in Houston, Texas. He joined Greensmart Corp., a U.S. listed company in 2000 and served as Chief Financial Officer since 2001. Mr. Yuen received BBA and MBA degrees from University of Houston, Texas in 1997 and 1998, respectively.

(a)  Family Relationships
There are no family relationships between or among the directors and executive officers.

(b)  Involvement in Legal Proceedings
To the best knowledge of the Company, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

(c)  Section 16(a) Beneficial Ownership Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other of our equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the best knowledge of the Company (based solely upon a review of the Form 3, 4 and 5 filed), no officer, director or 10% beneficial shareholder failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

BOARD OF DIRECTORS
During the year ended December 31, 2004, four meetings of the Board of Directors were held. Additionally, certain corporate actions were also conducted by unanimous written consent of the Board of Directors. Directors were reimbursed for any out-of-pocket expenses incurred in attending board meetings.

The Board of Directors maintains an Audit Committee and Compensation Committee. As of December 31, 2004, Xiaojun Xie, Jun Zhao and Xinan Hu were the members of the Compensation Committee and Audit Committee. Subsequent to the resignation of Xinan Hu on April 11, 2005, the Audit Committee and Compensation Committee members are Xiaojun Xie and Jun Zhao, whereas Mr. Zhao is the financial expert in the Audit Committee.

CODE OF ETHICS AND BUSINESS CONDUCT
On December 8, 2004, the Company's Board of Directors adopted a Code of Conduct and Ethics that sets forth the ethical standards of conduct for directors and executive officers of the Company, including its subsidiaries.

AUDIT COMMITTEE MATTERS
The Company's management is responsible for the preparation of the Company's financial statements and for maintaining an adequate system of disclosure controls and procedures and internal control over financial reporting for that purpose. The Company's independent auditors are responsible for conducting an independent audit of the Company's annual financial statements in accordance with generally accepted accounting principles and issuing a report on the results of the audit. The Audit Committee is responsible for providing independent, objective oversight of these processes.

The Audit Committee has reviewed the Company's audited financial statements for the year ended December 31, 2004 and has discussed these financial statements with the Company's management and communicated with the Company's independent auditor.

The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by the Company's independent auditors or other professional and advisory bodies. These policies generally require that the Company will not engage its independent auditors or other professional bodies to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee.

ITEM 10.  EXECUTIVE COMPENSATION

No compensation was paid to the Chairman and Chief Executive Officer for remuneration during fiscal years ended December 31, 2004 and 2003. The following table sets forth the compensation paid by the Company to its three other most highly compensated executive officers during the last two fiscal years. None of the executive officers received annual compensation in excess of $100,000.

Name and                                                                      Other
Principal                                                                     Annual
Position                        Year         Salary          Bonus         Compensation
-------------------------   ------------  -------------  -------------  ------------------
Ming Li                             2004  $      29,458  $         nil  $              nil
Chief Operating Officer             2003         25,180            nil                 nil
and Director

Zhigang Rong (1)                    2004  $      28,735            nil                 nil
Secretary and Director              2003          9,217            nil                 nil

Carl Yuen                           2004  $      48,000            nil                 nil
Chief Financial Officer             2003          7,200            nil                 nil

---------------------------------
(1) Mr. Rong also holds senior management position in the Company's PRC subsidiaries. He resigned as the Director of the Company on April 11, 2005 but remains the Secretary of the Company.


Stock  Option

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

Shares of stock option were granted to the directors and executives are listed as below:

                                         Shares of
Name/Title                           Stock Option (*)
--------------                       -----------------
Jinqiang Zhang, Chairman                       150,000
Guangwei Liang, Vice Chairman & CEO            150,000
Ming Li, Director and COO                      100,000
Zhigang Rong, Secretary                        100,000
Carl Yuen, CFO                                       -
------------------------------------------------------

------------
(*)  adjusted for the 2 to 1 reverse share split

As the earliest exercisable date of all options is on or after January 7, 2007, no option activity was recorded during the year ended December 31, 2004.

The stock option issued to the Directors, officers and key employees of the Company were accounted for pursuant to the provisions of SFAS No. 123 which allows the Company to either record an expense in the financial statements to reflect the estimated fair value of stock options to employees, or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The fair value of the options granted during 2004 was estimated on the date of grant using the Black-Scholes option pricing model.

The Company has elected to continue to follow APB No. 25 and accounts for stock-based compensation plans utilizing the intrinsic value method. Accordingly, the Company has not recognized any stock option compensation expense in 2004.

COMPENSATION AGREEMENTS
There is currently no long-term employment or consulting agreements between the Company and its executive officers or directors.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of common shares as owned by record, or to the knowledge of the Company, beneficially, by each of the officers and directors and by each person owning five percent or more of the outstanding shares, as of April 8, 2005. The percentage is based on 30,096,117 shares outstanding on April 8, 2005.

Each person listed below has personal and sole beneficial ownership of the shares of common stock listed with their name:

                                              Number       Percentage
Name/Title                                  of Shares      Ownership
-------------                             ------------  --------------
Vinsway Holding Limited (1)                  6,222,963          20.68%
Ming Li, Director and COO                       26,613           0.09%
Zhigang Rong, Secretary                         26,613           0.09%
Xiaojun Xie, Director                           17,342           0.06%
Hui Zhao                                         8,871           0.03%
Carl Yuen, CFO                                       -              -
                                          ------------  -------------
All directors and executive officers (1)
(8 persons)                                     79,439           0.27%

-----------------------------------------------------------------------
(1) Vinsway Holding Limited ("Vinsway") was a company formerly controlled by the following persons

     Jinqiang Zhang    Director and Chairman              41.84%
     GuangWei Liang    Director, Vice Chairman and CEO    22.39%
     Xinan Hu          Former Director                    14.90%
     Liechong Li       Former Director                    20.87%

     On April 4, 2005, the above listed persons had transferred all of their shares in Vinsway to Shenzhen Huaqiang Technology Co., Ltd. ("SHT") pursuant to a Share Swap arrangement in exchange for an aggregated 2.5% control in SHT.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Agreement with associated company

On June 1, 2004, SDCL and FDI entered into an Agreement that SDCL engaged FDI, its controlled associated company, as its sales agent for the marketing and distribution of its amusement and simulation equipment as well as 3D/4D theatre in China. With its stronger shareholder background and relatively greater amount of registered capital, FDI is well received by different potential customers in China in the aforesaid businesses.

Commencing January 1, 2005 and thereafter, FDI will be entitled to a commission ranging from 10% to 20% of the contract price, depending on the gross margin of the specific contract and the size of the related project under the contract. In addition, a 5% advertising and promotional incentive will be provided to FDI for each contract solicited by FDI. The aforesaid commission and incentive will be transferred to FDI through its purchase from SDCL the related equipment and products. The Agreement can be terminated at any time with 60 days notice to the other party.

FDI will be responsible for its own operating costs including staff salaries, marketing and promotional expenses, general office administrative expenses as well as the associated sales taxes and income tax.

In addition, the Agreement also provided that FDI may include in its sales contract a cooperation regarding the operation of hi-tech amusement centre "FunPlex" or theme park "FantaWild" when the proposed operating venue is suitable for the business. However, FDI will only act as the agent in such part of the contract on behalf of SDCL. FDI will have no direct or indirect economic or legal interest in those revenue sharing operations, which will be solely the business of SDCL who will be responsible to contribute the equipment and fixed assets required for the cooperation. All the revenues generating from such cooperated businesses will be received by SDCL, and all the related expenses as stipulated in such cooperation contracts will be borne by SDCL.

In order to give FDI the necessary motivation and platform to better market and promote SDCL's products, SDCL agreed that for the year of 2004 an aggregated commission of 20% plus an advertising and promotional incentive of 15% on the total amount of contract (direct sale of equipment) canvassed during the period starting from the date of the agreement and up to December 31, 2004 was granted to FDI.

Related parties transactions

During the year ended December 31, 2004 and 2003, the Company purchased certain digital films and programs for its products from Hyvision Digital Film Inc. ("Film Inc."). The SDCL's former minority shareholder, ShenzhenYongfengguo
Investment and Development Ltd has a 35% interest in Film Inc while Shenzhen Huaqiang Technology Co., Ltd. ("SHT") has 20% interest in Film Inc. Total purchases from Film Inc. were $ $1,271,084 and $486,145 for the years ended December 31, 2004 and 2003, respectively. In addition, the Company sold products and equipment to Film Inc. of $nil and $41,190 during the years ended December
31, 2004 and 2003, respectively. The accounts receivable from Film Inc. were $nil and $96,386 for the years ended December 31, 2004 and 2003, respectively. Mr. Guangwei Liang, Mr. Ming Li, Mr. Xinan Hu and Mr. Zhigang Rong are common directors of Film Inc. and the Company.

During the year ended December 31, 2004 and 2003, the Company sold its amusement equipment and 4D theater to Hytech HK totaling $750,000 and $698,138, respectively. As at December 31, 2004 and 2003, the accounts receivable due from Hytech HK were $400,862 and $1,994, respectively.

As at December 31, 2004 and 2003, the amounts payable and receivable from related parties are summarized as follows:

                                                2004           2003
                                           --------------  -------------
Amounts due from:
-----------------
Hytech HK (1)                              $     400,862   $          -
Shenzhen Huaqiang Industrial
     and Trading Co. Ltd. (3)                     17,470              -
Chunren Xie (4)                                    1,500          1,500
Directors (5)                                      1,922         18,392
Film Inc. (6)                                          -         96,386
Shenzhen Huaqiang Technology Co., Ltd (7)         55,947         14,705
                                             -----------     ----------
                                           $     477,701   $    130,983
                                           =============   =============

Amounts due to:
---------------
Hytech HK (1)                              $    (350,588)  $          -
Top Link Development Limited (2)                (280,000)      (280,000)
Dehou FANG (2)                                   (20,000)       (20,000)
                                            ------------    -----------
                                           $    (650,588)  $   (300,000)
                                           =============   =============

--------------------------------------------------------------------------------

(1) The amounts due from Hytech HK represent the account receivable arose during the normal course of business, while the amounts payable to Hytech HK represent the amount paid on behalf of the Company in respect of its administrative expenses incurred outside PRC. The amount receivable from and payable to Hytech HK in the year of 2003 totaling $1,994 and $36,395, respectively, were not classified as related party transactions in 2003 since Hytech HK was a then subsidiary of the Company, which amounts were eliminated on consolidation. On May 12, 2004, the Company disposed and sold Hytech HK to Top Link Hi-Tech Development (H.K.) Limited ("Top Link Hi-Tech"), a Hong Kong company ultimately owned by SHQ. These amounts are unsecured, non-interest bearing and have no definite term of repayment.

(2) The amounts due from Top Link Development Limited ("TLD") and Mr. Dehou Fang were classified as short term unsecured loans in 2003, which represent the amounts loaned to Intsys Share Limited in 2002 for its payment for the acquisition of Hytech US and other administrative expenses of the Company. TLD is the immediate holding company of Top Link Hi-Tech and Mr. Dehou Fang is a director of Intsys Share Limited. These related party loans in the amount of $300,000 are unsecured, non-interest bearing and have no definite term of repayment.

(3) Shenzhen Huaqiang Industrial and Trading Co., Ltd. ("HIT") is an affiliate of SHQ. The amount was loaned to HIT in relation to one of the revenue sharing operations which has been terminated and moved to other location. The loan is unsecured, non-interest bearing and have no definite term of repayment.

(4)  Chunren Xie is the 30% minority shareholder of Hytech US.

(5) Amount due from directors represented the cash advance for business trip and trade fairs.

(6) The amount due from Film Inc. represented an advance deposit made to Film Inc. for the purchase of digital film by SDCL in 2003.

(7) The receivable due from Shenzhen Huaqiang Technology Co. Ltd. ("SHT") were the interest receivable on cash deposit placed with the clearing center organized and managed by SHT. The clearing center offered market interest rate for the Company's cash fixed deposit and allowed flexibility of changing deposit terms. SHT is a PRC company which holds 20.7% interest in the Company through a Share Swap arrangement effected on April 4, 2005. SHT is also a 20% shareholder of Film Inc.


ITEM 13.  EXHIBITS

The exhibits required to be filed as part of this Annual Report on Form 10-KSB is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Weinberg and Company, PA ("Weinberg") has served as the Company's independent auditors since February 2004. Services provide to the Company and its subsidiaries by Weinberg during the period ended December 31, 2004 included that audit of the Company's consolidated financial statements, limited reviews of quarterly reports, and services with respect to various tax matters. The following is a summary of the related professional fees invoiced to the Company by Weinberg and Thomas Leger & Co. L.L.P. ("TLC"), the predecessor independent auditor of the Company, for professional services rendered during the fiscal years ended December 31, 2004 and 2003:

                               Fiscal 2004               Fiscal 2003
                    --------------------------------  ----------------
Fee Category           Weinberg            TLC              TLC
------------------  ---------------  ---------------  ----------------
Audit Fees          $        86,571               --  $         72,890
Audit-Related Fees               --               --                --
Tax Services Fees             9,566               --             5,199
All Other Fees                   --           11,600                --
                     --------------   --------------   ---------------
Total Fees          $        96,137  $        11,600  $         78,089
                     ==============   ===============  ===============

Audit fees were the aggregated fees billed for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB filings, and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees were the aggregated fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements. There were no such fees incurred in 2004 and 2003.

Tax services fee were billed for professional services performed by TLC and Weinberg for tax compliance, tax advice and tax planning. This includes preparation of federal and state income tax returns for the Company and its consolidated subsidiary.

All other fees were fees for product and services other than the services reported above. The fees incurred in 2004 was attributable to the change of independent auditor arising from the requirement of obtaining consent and re-issuance of opinion as well as other related works.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     FANTATECH INC.
                                                   ----------------------------
                                                     (Registrant)


Dated: April 28, 2005                         By:  /s/ GUANGWEI LIANG
                                                   ----------------------------
                                                   Guangwei Liang
                                                   Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: April 28, 2005                         By:  /s/ JINQIANG ZHANG
                                                   ----------------------------
                                                   Jinqiang Zhang
                                                   Chairman and Director


Dated: April 28, 2005                         By:  /s/ GUANGWEI LIANG
                                                   ----------------------------
                                                   Guangwei Liang
                                                   Chief Executive Officer,
                                                     Vice Chairman and Director


Dated: April 28, 2005                         By:  /s/ MING LI
                                                   ----------------------------
                                                   Ming Li
                                                   Chief Operating Officer
                                                     and Director


Dated: April 28, 2005                         By:  /s/ CARL YUEN
                                                   ----------------------------
                                                   Carl Yuen
                                                   Chief Financial Officer


Dated: April 28, 2005                         By:  /s/ ZHIGANG RONG
                                                   ----------------------------
                                                   Zhigang Rong
                                                   Secretary

Dated: April 28, 2005                         By:  /s/ AIGUO DENG
                                                   ----------------------------
                                                   Aiguo Deng
                                                   Director


Dated: April 28, 2005                         By:  /s/ HUI ZHAO
                                                   ----------------------------
                                                   Hui Zhao
                                                   Director


Dated: April 28, 2005                         By:  /s/ XIAOJUN XIE
                                                   ----------------------------
                                                   Xiaojun Xie
                                                   Director


Dated: April 28, 2005                         By:  /s/ JUN ZHAO
                                                   ----------------------------
                                                   Jun Zhao
                                                   Director

                                      INDEX TO EXHIBITS

Exhibit
Number      Description of Document
---------   -----------------------------

3.1 (P)     Certificate of Incorporation (1)

3.2         Certificate of Amendment to the Certificate of Incorporation (2)

4.1         Registration Rights Agreement, dated November 5, 2002 (3)

10.1        Stock Purchase Agreement dated November 4, 2002 (3)

10.2        Stock Purchase Agreement dated October 16, 2002 (3)

10.3        Share Exchange Agreement dated November 6, 2002 (3)

10.4        Bought and Sold Notes between Intsys Share Limited and Top Link Hi-Tech Development
            (H.K.) Limited dated May 12, 2004 (4)

10.5        Share Exchange Agreement among the Company, Intsys Share Limited and Topforce Asia
            Limited dated October 18, 2004 (5)

10.6        Agreement between Shenzhen Digitainment Company Limited and Fantatech Development
            Inc. dated June 1, 2004 (6)

14.1        Code of Ethics and Business Conduct (6)

21.1        Subsidiaries of the Company (6)

31.1        Certification by Chief Executive Officer (6)

31.2        Certification by Chief Financial Officer (6)

32.1        Certification by Chief Executive Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section
            1350 (6)

32.2        Certification by Chief Executive Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section
            1350 (6)

1.1         Fairness Opinion issued by Palisades Capital Group, LLC dated September 10, 2004 (5)

--------------------------------------------------------------------------------

(1) Filed as an Exhibit to the Company's report on Form S-1 on November 17, 1996, and incorporated herein by reference.

(2) Filed as Exhibit to the Company's report on Schedule 14C on December 30, 2002, and incorporated herein by reference.

(3) Filed as Exhibit to the Company's Current Report on Form 8-K on November 11, 2002, and incorporated herein by reference.

(4) Filed as Exhibit to the Company's Current Report on Form 8-K on May 12, 2004, and incorporated herein by reference.

(5) Filed as Exhibit to the Company's Current Report on Form 8-K on October 18, 2004, and incorporated herein by reference.

(6)  Filed  herein.


(P) Indicates that the document was originally filed with the Securities and Exchange Commission in paper form and that there have been no changes or amendments to the document which would require filing of the document electronically with this Annual Report on Form 10-KSB.

                         FANTATECH INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                              Pages
                                                              -------
Index                                                         F-1

Report of Independent Registered Public Accounting Firm       F-2

Consolidated Balance Sheets as of December 31, 2004 and 2003  F-3

Consolidated Statements of Operations for the Years
Ended December 31, 2004 and 2003                              F-4

Consolidated Statements of Changes in Stockholders'
Equity for the Years Ended December 31, 2004 and 2003         F-5

Consolidated Statements of Cash Flows for the Years
Ended December 31, 2004 and 2003                              F-6

Notes to Consolidated Financial Statements for the Years
Ended December 31, 2004 and 2003                              F-7 to F-23

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Fantatech, Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheets of Fantatech, Inc. and Subsidiaries (the "Company"), as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Fantatech, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



WEINBERG & COMPANY, P.A.


Boca Raton, Florida
April 11, 2005

                               FANTATECH INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2004 AND  2003

                                                                 2004          2003
                                                              -------------------------
                               ASSETS
Current assets
  Cash                                                        $ 4,078,891  $ 5,240,816
  Short term bills receivable                                     554,217            -
  Trade receivables, net of allowance for doubtful debts          470,858      512,019
  Related party receivable                                        477,701      130,983
  Inventories                                                   1,792,452    1,458,317
  Cost and estimated earnings in excess of
    billings on uncompleted contracts                           2,414,118      917,639
  Deposit and prepayments                                       1,428,410      697,728
  Other receivables                                               156,333       41,518
                                                              -------------------------
Total current assets                                           11,372,980    8,999,020

Property, plant and equipment, net                              3,743,796      666,171
Construction in progress                                        2,255,997    1,660,740
Trademarks                                                        170,950      170,950
                                                              -------------------------
Total assets                                                  $17,543,723  $11,496,881
                                                              =========================
          LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)
Current liabilities
  Short-term bank loans                                       $ 2,433,735            -
  Accounts payable                                                320,227      792,396
  Accrued liabilities and other payables                        1,059,114    1,319,652
  Related party payables                                          650,588      300,000
  Billings in excess of cost and estimated earnings
    of uncompleted contracts                                    1,629,408            -
  Deposits received                                             1,874,335      630,000
                                                              -------------------------
Total current liabilities                                       7,967,407    3,042,048

Minority interests                                              4,122,426    5,789,180
                                                              -------------------------
Total liabilities                                              12,089,833    8,831,228
                                                              -------------------------
Commitments and contingencies                                           -            -

Stockholders' equity
  Preferred stock; $0.001 par value; 10,000,000 shares
    authorized; no shares issued and outstanding                        -            -
  Common stock; $0.001 par value; 100,000,000 shares
    authorized, 30,096,117 and 20,096,117 shares issued and
    outstanding in 2004 and 2003, respectively.                    30,096       20,096
  Additional paid-in capital                                    4,587,190    2,885,374
  Retained earnings /(deficit)                                    691,257     (385,164)
  Reserve funds                                                   145,347      145,347
                                                              -------------------------
Stockholders' equity                                            5,453,890    2,665,653
                                                              -------------------------
Total liabilities and stockholders' equity                    $17,543,723  $11,496,881
                                                              =========================

The accompanying notes are an integral part of these consolidated financial statements.

                        FANTATECH INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                     2004          2003
                                                 ------------  ------------
NET REVENUE :                                    $             $
  Contracted sales                                 8,088,290     4,608,728
  Revenue sharing operations ("RSO")                 307,096        70,634
                                                 ------------  ------------
TOTAL NET REVENUE                                  8,395,386     4,679,362
                                                 ------------  ------------

COST OF REVENUE:
  Direct cost of sales                             4,858,118     2,960,719
  Other cost of revenue - RSO                        311,840        21,716
                                                 ------------  ------------
TOTAL COST OF REVENUE                              5,169,958     2,982,435
                                                 ------------  ------------

GROSS PROFIT                                       3,225,428     1,696,927
                                                 ------------  ------------
OPERATING EXPENSES:
  Selling and marketing                              650,411       300,075
  General and administrative                       1,525,227       873,635
                                                 ------------  ------------
TOTAL OPERATING EXPENSES                           2,175,638     1,173,710
                                                 ------------  ------------

INCOME FROM OPERATIONS                             1,049,790       523,217

OTHER INCOME (EXPENSES)
  Interest expense                                   (30,257)      (88,036)
  Other income (expense)                             163,289        (3,053)
  Loss on disposal of fixed assets                   (41,481)            -
  Interest income                                     67,916        56,409
  Non-operating income                                     -           (28)
                                                 ------------  ------------
INCOME FROM CONTINUING OPERATIONS
  BEFORE TAX PROVISION                             1,209,257       488,509

MINORITY INTERESTS' SHARE OF INCOME                   45,062       124,998

INCOME TAX EXPENSE                                    88,767        38,060
                                                 ------------  ------------
INCOME FROM CONTINUING OPERATIONS                  1,075,428       325,451

DISCONTINUED OPERATIONS
  Loss from discontinued operations (Hytech HK)         (284)      (56,304)
  Gain on disposal of a subsidiary (Hytech HK)         1,277             -
                                                 ------------  ------------
NET INCOME                                       $ 1,076,421   $   269,147
                                                 ============  ============
WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC AND DILUTED                               22,123,514    20,096,117
                                                 ============  ============
BASIC AND DILUTED NET INCOME PER SHARE           $      0.05   $      0.01
                                                 ============  ============


The accompanying notes are an integral part of these consolidated financial statements.

                                                            FANTATECH INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                      FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                    Additional        Retained                          Total
                                             Common Stock             Paid-In         Earnings         Reserve       Stockholders'
                                       Shares          Amount         Capital         (Deficit)         Funds           Equity
                                    ----------------------------------------------------------------------------------------------

Balance, December 31, 2002             20,096,117  $       20,096  $    2,885,374  $     (654,311)  $      145,347  $    2,396,506

  Net Income                                    -               -               -         269,147                -         269,147

                                    ----------------------------------------------------------------------------------------------
Balance, December 31, 2003             20,096,117  $       20,096  $    2,885,374  $     (385,164)  $      145,347  $    2,665,653

  Issuance of common stock for
    acquisition of 34.59% interest
    in SDCL                            10,000,000          10,000       1,701,816               -                -       1,711,816

  Net Income                                    -               -               -       1,092,487                -       1,092,487

                                    ----------------------------------------------------------------------------------------------

Balance, December 31, 2004             30,096,117  $       30,096  $    4,587,190  $      707,323   $      145,347  $    5,469,956
                                    ==============================================================================================

                                      FANTATECH INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                        2004          2003
                                                                    ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          $ 1,076,421   $   269,147
Less: income (loss) from discontinued operations                            993       (56,304)
                                                                    ------------  ------------
  Income from continuing operations                                   1,075,428       325,451
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
  Depreciation expense                                                  569,150       309,766
  Loss on disposal of fixed assets                                       41,481             -
  Minority interests' share of income                                    45,062       124,998
  Provision for doubtful accounts                                        18,385             -
Change in operating assets and liabilities:
  Decrease in trade receivables                                          22,776       253,557
  (Increase) decrease  in inventories                                  (334,135)      121,227
  (Increase)in costs and estimated earnings
    in excess of billings on uncompleted contracts                   (1,496,479)     (322,848)
  (Increase)in deposits and prepayments                                (730,682)     (289,330)
  (Increase)in other receivables                                       (114,815)      (24,008)
  (Increase)in short term bills receivable                             (554,217)            -
  (Increase)decrease in related party receivable                       (346,718)       21,179
  Increase in billings in excess of costs and estimated earnings
    on uncompleted contracts                                          1,629,408             -
  Increase in deposits received                                       1,244,335       630,000
  (Decrease)increase in accounts payable, accrued liabilities and
    other payables                                                     (732,707)      786,922
  Increase in related party payables                                    350,588             -
                                                                    ------------  ------------
Net cash provided by operating activities                               686,860     1,936,914
                                                                    ------------  ------------

                                                                    ------------  ------------
Net cash provided by (used in) discontinued operations                      993       (56,304)
                                                                    ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from disposal of fixed assets                                  8,795             -
  Purchase of property, plant and equipment                          (3,697,051)     (437,978)
  Construction in progress                                             (595,257)   (1,660,740)
                                                                    ------------  ------------
Net cash used in investing activities                                (4,283,513)   (2,098,718)
                                                                    ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short term loan                                       2,433,735     2,891,566
  Principal repayments on short term loan                                     -    (5,060,241)
  Minority interests' contribution in subsidiary                              -     4,337,350
                                                                    ------------  ------------
Net cash provided by financing activities                             2,433,735     2,168,675
                                                                    ------------  ------------

NET(DECREASE)INCREASE IN CASH                                        (1,161,925)    1,950,567

Cash and cash equivalents, at beginning of year                       5,240,816     3,290,249
                                                                    ------------  ------------
Cash and cash equivalents, at end of year                           $ 4,078,891   $ 5,240,816
                                                                    ============  ============

Supplementary disclosures of cash flow information:
  Interest paid                                                     $    30,257   $    86,809
                                                                    ============  ============
  Tax paid                                                          $    83,196   $    54,886
                                                                    ============  ============

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

  Acquisition of minority interest in a subsidiary by the issuance of 10,000,000 shares of common stock.

The accompanying notes are an integral part of these consolidated financial statements.

                        FANTATECH INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

1.   DESCRIPTION OF BUSINESS AND BUSINESS COMBINATION

Fantatech, Inc., formerly Lucas Educational Systems, Inc., (the "Company") was incorporated in the State of Delaware. During November 2002, the Company acquired all of the issued and outstanding shares of Intsys Share Limited ("Intsys") in a reverse acquisition. Intsys was incorporated in the British Virgin Islands on April 29, 2002.

The Company, through its subsidiaries, constructs hi-tech entertainment and amusement centers and theme parks in different major cities located throughout China.

During May 2002, Intsys acquired a 65.41% interest in Shenzhen Digitainment Company Limited ("SDCL" or "Digitainment"), a joint venture company incorporated in the People's Republic of China ("PRC" or "China") trading under the name of Shenzhen Hytechnology Inc. and the former owners of the 65.41% interest in Digitainment became all of the shareholders of Intsys. The business combination was deemed to be a reverse merger and the acquisition of the 65.41% interest in SDCL has been accounted for at historical cost. SDCL is engaged in design, development and production of hi-tech entertainment and amusement products, including 4D theatre, simulation games, indoor entertainment center, large size indoor attraction and theme parks (See Note 4).

In August 2002, Intsys established Hytechnology Limited, ("Hytech HK"), a Hong Kong company in which Intsys owns 99%. Hytech HK has been engaged in the sales and marketing of the products of Digitainment outside the United States of America (excluding China). On May 12, 2004, the Company disposed and sold Hytech HK to Top Link Hi-Tech Development (H.K.) Limited, a Hong Kong Corporation ultimately owned by Shenzhen Huaqiang Holdings Ltd. ("SHQ"), in which the Chairman and President are also the Chairman and CEO of the Company.

During September 2002, Intsys acquired a 70% equity interest of Hytechnology, Inc. ("Hytech US"), a Delaware Corporation, from a third party for $172,000. Hytech US is engaged in the sales and marketing of the products of Digitainment in the United States of America (See Note 4).

In August 2003, SDCL, Shenzhen Huaqiang Industry Company Limited ("SHICL") and Shenzhen Huaqiang Venture Capital Company Limited ("SHVCCL") formed Fantatech Development, Inc. ("FDI") in PRC. FDI is owned 40% by SDCL, 40% by SHICL and 20% by SHVCCL, and is intended to engage in the sales and marketing of the products of Digitainment in China and to assist SDCL to solicit the cooperation for hi-tech entertainment and amusement centers and theme parks. Subsequent to the formation of FDI, SHVCCL (the 20% shareholder) assigned all of its management and control rights to SDCL. SHICL and SHVCCL are associates of SHQ.

In October 2004, the Company entered into an agreement ("Share Exchange Agreement") between and among Intsys and Topforce Asia Limited ("Topforce"), a British Virgin Islands ("BVI") corporation. Under the Share Exchange Agreement, the Company acquired the remaining 34.59% of SDCL (the "Acquisition"). The Company previously purchased 65.41% of SDCL on May 2002. Under the terms of the Share Exchange Agreement, the Company issued to Topforce and/or its designee 10,000,000 shares of its common stock and Topforce transferred to Intsys all of the equity interest of Megabase Investment Limited ("Megabase"), a BVI corporation, established to hold 34.59% equity interest in SDCL. Palisades Capital Group, LLC valued the Acquisition and issued a Fairness Opinion expressing that the number of shares issued under the Share Exchange Agreement relative to the value of the 34.59% interest in SDCL was within the fairness range of value.

During the year ended December 31, 2004, the Company has launched a total of eight "FunPlex" indoor entertainment centers located in different major cities in China. With the completion of the currently outstanding contracts as at December 31, 2004, the number of "FunPlex" amusement center will exceed 18 throughout major cities in China.

                        FANTATECH INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

2.   BASIS OF PRESENTATION AND CONSOLIDATION

The consolidated financial statements include the financial statements of the Company, its subsidiaries in which the Company has an effective controlling interest including its effectively controlled associated company, FDI. All material intercompany balances and transactions, including intercompany profits and unrealized profits and losses are eliminated on consolidation.


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents
-------------------------

Cash and cash equivalents include cash on hand, demand and time deposits with banks and liquid investments with an original maturity of three months or less.

Inventories
-----------

Inventories consist of raw materials, work-in-process, and finished goods, which are held for resale, used in the production of entertainment and amusement equipment that the Company sells and rents, or moved to construction in progress as the components of the amusement centers or parks are constructed. (See revenue and cost recognition). Inventories are stated at the lower of cost, on a first-in, first-out basis, or net realizable value. Costs of raw materials include purchases and related costs incurred in bringing the products to their present location and condition.

Allowance for doubtful accounts:
--------------------------------

The Company uses the allowance method to account for uncollectible accounts receivable. The Company periodically adjusts the allowance for doubtful accounts based on management's continuing review of accounts receivable. This analysis by management is based on prior years' experience, as well as an analysis of current economic and business trends.

The Company records a full allowance for accounts receivable that have been determined legally to be uncollectible. For accounts receivable that have been outstanding for over 180 days, the Company determines an appropriate allowance based on individual circumstances.

During the year ended December 2004 and 2003, the Company provided $18,385 and $nil as general allowance for doubtful and long overdue accounts. Management expects to continue to update the allowance for doubtful accounts during 2005.

Property, plant and equipment
-----------------------------

Property, plant and equipment are recorded at cost less accumulated depreciation. Gains or losses on disposals are reflected in current operations. Major expenditures for betterments and renewals are capitalized. All ordinary repair and maintenance costs are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally three to five years, and in case of assets used in revenue sharing operations, over the term of the cooperation. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease.

                        FANTATECH INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Construction in progress
------------------------

Construction in progress is recorded at cost (net of impairment) in relation to the construction of the hi-tech amusement centers and theme parks, usually under revenue sharing operations. Upon the official opening of the amusements centers and parks, the cost of the construction in progress will be transferred and recorded as property, plant and equipment.

Trademarks
----------

The identifiable intangible assets of the Company are trademarks acquired in a business combination. The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", at the beginning of 2002. Under the provisions of SFAS No. 142, identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized. The trademarks have been determined to have an indefinite life and are therefore not being amortized. As at December 31, 2004 and 2003, management's impairment review of the trademark did not indicate that an impairment was warranted.

Impairment of long-lived assets
-------------------------------

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment of Long-Lived Assets", the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based upon undiscounted cash flows expected to be generated by such assets over their expected useful lives. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended December 31, 2004 and 2003, the Company recorded no impairment charges, respectively.

Revenue sharing operations
--------------------------

A revenue sharing operation is a set up in which the Company combines its operations, resources and expertise in order to construct, market and operate a particular project under a contractual arrangement, whereas no corporation, partnership or other entity has been established or created. Different parts of the construction process are carried out and responsible by each of the venturers independently. Each venturer bears its own costs and takes a share of the revenue from the project, which is determined in accordance with the contractual arrangement.

In respect of its interests in revenue sharing operations, the Company recognizes in the consolidated financial statements:

1.) the assets that it provided and controls, and the liabilities, if any, that it incurs are included in the Company's consolidated balance sheet; and
2.) the expenses that it incurs and its share of the admission income that it earns from the provision or sale of goods or services by the assets it provided are included in the Company's consolidated statements of operations.

Income and expenses in relation to the revenue sharing operations have been recorded and presented using segment accounting as required by SFAS No. 131, "Disclosures about segments of an enterprise and related information", which requires that a public business enterprise report financial and descriptive information about its reportable operating segments.

Revenue and cost recognition
----------------------------

                        FANTATECH INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Revenue is recognized when the following four criteria are met:
     1)   persuasive evidence of an arrangement exists,
     2)   delivery has occurred or services have been rendered,
     3)   the price is fixed, and
     4)   collectability is reasonably assured.

The Company principally derives its revenue from (1-a) the sale of entertainment and amusement products, and (1-b) the services in respect of the design, development and construction of 4-D screen system, simulation amusement equipment and similar computer controlled and integrated projects and (2) admission fees generated from revenue sharing operations.

(1-a)  Long-term construction contract revenue and costs

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

Costs attributable to un-priced change orders would be treated as costs of contract performance in the period in which the costs are incurred if it is not probable that the costs will be recovered through a change in the contract price. If it is probable that the costs will be recovered through a change in the contract price, those costs would be treated as costs of contract performance in the period in which they are incurred, and contract revenue would be recognized to the extent of the costs incurred. If it is probable that the contract price will be adjusted by an amount that exceeds the costs attributable to the change order and the amount of the excess can be reliably estimated, the original contract price would also be adjusted for that amount when the costs are recognized as costs of contract performance if its realization is probable.

(1-b)  Sale of entertainment and amusement products

Revenue from the sale of entertainment and amusement products is recognized when the products are delivered to the customers. Revenue is adjusted for the deduction of any sales returns and discounts. The Company did not record any sales returns and discounts for the years ended December 31, 2004 and 2003.

(2)   Revenue  generated  from  revenue  sharing  operations

Income is recognized when the agreed percentage of revenue from the revenue sharing operations become due and receivable. The Company recorded $307,096 and $70,634 as revenues from its revenue sharing operations for the years ended December 31, 2004 and 2003.

Income taxes
------------

The Company accounts for income tax using Statements of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

                        FANTATECH INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

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

The Company continues to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for stock options issued to employees (see Note 11) and non-employee directors, and pro forma disclosures of the effect on net income (loss) and net income (loss) per share as if the Company had accounted for such stock options under the fair value method prescribed by SFAS No. 123 are as follows:

                                                     2004          2003
                                                 -------------  -----------
Net income for the year, as reported including
  total stock-based employee compensation
  cost, net of related tax effects, of $nil
  for 2004 and 2003                              $  1,076,421   $   269,147
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards, net
  of related tax effects                            ( 276,186)            -
                                                 -------------  -----------
Pro forma net income                             $    800,235   $   269,147
                                                 ============   ===========
Net income per share:
  Basic and diluted -- as reported               $       0.05   $      0.01
                                                 ============   ===========
  Basic and diluted - pro forma for stock-based
                      compensation               $       0.04   $      0.01
                                                 ============   ===========

Earnings per share
------------------

Statement of Financial Accounting Standard No. 128, "Earnings per share", ("SFAS No. 128") requires dual presentation of basic and diluted earnings per share ("EPS") with a reconciliation of the numerator and denominator of the EPS computations. Basic EPS excludes the dilutive effects of stock options, warrants and convertible securities, if any, and is computed by dividing net income
(loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as convertible preferred stock, warrants to purchase common stock and common stock options) were exercised or converted into common stock.

The common shares issuable upon exercise of outstanding stock options were excluded from the calculation of diluted EPS since the exercise prices exceeded the average fair market value of the common stock during 2004 and 2003.
Accordingly,  basic  and  diluted  EPS  were the same for all periods presented.

Research and development
------------------------

Research and development costs are expensed to operations as incurred. During the years ended December 31, 2004 and 2003, a total of approximately $841,918 and $502,831, respectively, in labor and materials costs were incurred for research and development purposes which had been expensed as direct costs of sales.

                        FANTATECH INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Reserve funds
-------------

In accordance with the PRC Companies Law, the Company's PRC subsidiary and controlled associated company are required to transfer a percentage of its profit after taxation, as determined in accordance with PRC accounting standards and regulations, to the surplus reserve funds upon dividend distribution. The surplus reserve funds are comprised of the statutory surplus reserve fund and the welfare reserve fund. Subject to certain restrictions set out in the PRC Companies Law, the statutory surplus reserve fund may be distributed to stockholders in the form of share bonus and/or cash dividends. The welfare fund is non-distributable and must be used for the benefits of all the staff of the enterprise. During the years ended December 31, 2004 and 2003, no dividend had been declared by SDCL and FDI, and therefore, no reserve funds were transferred.

Foreign currency translation
----------------------------

The Company's major subsidiaries in PRC maintain their financial records and the statutory financial statements in Renminbi: ("RMB"), the functional currency and the currency of the PRC. In preparing the financial statements, translation of amounts from RMB to United States dollars ("US$") have been made at the single rate of exchange of US$1.00:RMB8.30. No representation is made that RMB amounts could have been, or could be, converted into United States dollars at that rate or at any other rate. There has not been a material change in the exchange rate during the years ended December 31, 2004 and 2003.

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

                        FANTATECH INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

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

Interpretation No. 46R, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 has previously been applied. However, prior to the required application Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later that as of the end of the first reporting period that ends after December 15, 2003. Interpretation No. 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The implementation of the provisions of Interpretation No. 46R did not have a significant effect on the Company's consolidated financial statement presentation or disclosure.

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

Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004. The implementation of the provisions of SFAS No. 150 did not have a significant effect on the Company's consolidated financial statement presentation or disclosure.

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 151, Inventory Costs- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges" This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs

                        FANTATECH INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

On December 16, 2004, the FASB published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

Reclassifications - Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the results of operations or financial position for any year presented.


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

During September 2002, Intsys acquired 70% of the issued and outstanding stock of Hytechnology, Inc. for $172,000 cash. The acquisition of Hytechnology, Inc. has been accounted for using the purchase method of accounting for business acquisitions. Accordingly, the results of operations have been included in the Company's consolidated financial statements since the date of acquisition. The significant asset acquired of $170,950 is the trademark of "FantaWild". The trademark application for "FantaWild" was filed with the United States Patent and Trademark Office during 2001. The trademark was officially registered during the year of 2003. The Company believed the useful lives of the trademark is indefinite and performed its impairment test in accordance with SFAS No. 142. The proforma effects of the acquisition were not material to the consolidated financial statements.

During November 2002, the Company acquired all of the issued and outstanding shares of Intsys in a reverse merger. Under the terms of the merger agreement, the Company issued 40,000,000 shares of common stock to the shareholders and their designees. There was no proforma difference in revenues, net income, or earnings per share for the year ended December 31, 2002.

On October 18, 2004, the Company entered into an agreement ("Share Exchange Agreement") between and among Intsys and Topforce Asia Limited ("Topforce"), a British Virgin Islands ("BVI") corporation. Under

                        FANTATECH INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

the Share Exchange Agreement, the Company acquired the remaining 34.59% of SDCL (the "Acquisition"). The Company previously purchased 65.41% of SDCL on May 2002 (the "65.41% Purchase"). Under the terms of the Share Exchange Agreement, the Company issued 10,000,000 shares of common stock and Topforce transferred to Intsys all of the equity interest of Megabase Investment Limited ("Megabase"), a BVI corporation, established to hold 34.59% equity interest in SDCL.

At the request of the Company's independent board members, Palisades Capital Group, LLC valued the 34.59% of SDCL and issued a Fairness Opinion (the "Opinion") as to the number of shares of the Company being issued under the Share Exchange Agreement. (see Note 17)


5.   SHORT TERM BILLS RECEIVABLE

During the year ended December 31, 2004, the Company received payment from its customer totaling $554,217 in the form of bills receivable, which were a banker's postdated cashier order. The bills were maturing in April and June 2005, respectively, and the customer had compensated the Company $6,024 as the relevant interest costs which was equivalent to the market bank saving rate of 2.17% per annum. There were no such bills receivable in 2003.


6.   INVENTORIES

     Inventories are summarized as follows at December 31, 2004 and 2003:

                   2004       2003
                 ---------  ---------
Raw materials    1,437,481  1,127,361
Work-in-process    195,525    306,817
Finished goods     159,446     24,139
                 ---------  ---------
                 1,792,452  1,458,317
                 =========  =========

7.   COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

A summary of the costs and estimated earnings in excess of billings on uncompleted contracts as of December 31, 2004 and 2003 are as follow:

                                             2004          2003
                                         ------------  ------------
Costs incurred on uncompleted contracts   13,472,578     9,829,748
Estimated earnings to date                 3,665,374     1,551,846
                                         ------------  ------------
                                          17,137,952    11,381,594
Less: Billings to date                   (16,353,242)  (10,463,955)
                                         ------------  ------------
                                             784,710       917,639
                                         ============  ============

Included in the accompanying balance sheet under the following captions:

                                              2004         2003
                                          -----------  ------------
Costs and estimated earnings in excess
  of billings on uncompleted contracts      2,414,118       917,639
Billings in excess of costs and estimated
  earnings on uncompleted contracts        (1,629,408)            -
                                          -----------  ------------
                                              784,710       917,639
                                          ===========  ============

                        FANTATECH INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

8.   PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the followings as at December 31, 2004 and 2003:

                                                       2004         2003
                                                   ------------  -----------
Leasehold improvements                                 412,964      410,168
Plant and machinery                                    455,927       68,219
Equipment invested in revenue sharing operations     3,017,555           --
Furniture and fixtures                                 105,353       98,963
Computers and equipment                              1,009,350    1,640,727
Motor vehicles                                         295,633      241,127
                                                   ------------  -----------
                                                     5,296,782    2,459,204
Less: Accumulated depreciation and                  (1,552,986)  (1,793,033)
     Amortization (net of write off on disposal)
                                                   ------------  -----------
                                                     3,743,796      666,171
                                                   ============  ===========

Depreciation expense was $569,150 and $309,766 for the years ended December 31, 2004 and 2003, respectively. For the year ended December 31, 2004, accumulated depreciation was reduced by $240,048, which was comprised of current depreciation and amortization expenses of $569,150 and a write off of $809,198 arising from the disposal of fixed assets, as compared to the increase in accumulated depreciation and amortization from depreciation expenses of $309,766 in 2003.


9.   SHORT-TERM BANK LOANS

In September 2004, the Company obtained a short term bank loan of $2,433,735. The interest rate on the bank loan is 5.31% per annum with interest payable monthly and the principal is due for repayment in one year. The loan was guaranteed by Shenzhen Huaqiang Holdings Limited ("SHQ"), in which the Chairman and President are also the Chairman and CEO of the Company.


10.  INCOME TAXES

Companies within the Group are subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which each entity is domiciled. Fantatech Inc. and Hytechnology Inc. are both Delaware corporations and are subject to the corporation income taxes of the United State of America at a maximum rate of 34%. For the year ended December 31, 2004 and 2003, both US corporations incurred losses totaling $539,255 that are available for carry forward to future years through 2023.

The Company's British Virgin Island ("BVI") subsidiaries are taxed in BVI. Under the current BVI laws, income derived outside of BVI, dividends and capital gains arising from investment by BVI subsidiaries are not subject to income taxes, and no withholding tax is imposed on payments of dividends by the BVI subsidiaries to the Company.

The Company's PRC subsidiaries and associates are subject to Enterprise Income Tax in the PRC at a rate of 15% on net profits. However, based on the local tax rules, SDCL is entitled to a tax holiday for the first two years of its operations (years 1999 to 2000) and a 50% reduction of the rate for the third through eighth years (years 2001 to 2006) of operations due to its high technology content of businesses. The provision for taxes on earnings of the PRC subsidiaries, calculated based on the prevailing accounting standards in PRC, for the years ended December 31, 2004 and 2003 were $88,767 and $38,060, respectively. No other significant

                        FANTATECH INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

deferred  tax  assets  or  liabilities existed at December 31, 2004 and 2003. At
December 31, 2004, the tax losses available for carryforward in the PRC were $152,346, which was attributable to the losses incurred by FDI and can be carried forward for five years.


11.  STOCK BASED COMPENSATION

On January 6, 2004, the Company granted a total of 4,000,000 shares of stock options to its key employees at the strike price of $0.50 per share. Market price of the share at the grant date was $0.40 per share. The stock options are vested and exercisable as follows:

Scale    Vested and exercisable
------   ----------------------
50%      On or after January 7, 2007
80%      On or after January 7, 2008
100%     On or after January 7, 2009

All options unexercised expire on January 6, 2014 and any options will be cancelled one month after termination of employment. Subsequent to the 2 to 1 reverse share split effective from June 30, 2004, the total number of stock options was reduced to 2,000,000 shares and the strike price was automatically adjusted to $1.0 per share. As the earliest exercisable date of all options is on or after January 7, 2007, no option activity was recorded during the year ended December 31, 2004.

Additional information on options outstanding at December 31, 2004 was as follows:

                                                            Options
                                                        exercisable as
                          Options outstanding           of December 31
                        as of December 31, 2004              2004
                        -----------------------         --------------
                                      Weighted average
                                          remaining
                       Number            contractual
Exercise prices     outstanding         life (years)
----------------  -----------------  -----------------

$            1.0          2,000,000                9.0             NIL
                  =================  =================  ==============

The provisions of SFAS No. 123 allow companies to either record an expense in the financial statements to reflect the estimated fair value of stock options to employees, or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but to disclose on an annual basis the pro forma effect on net income (loss) and net income (loss) per share had the fair value of the stock options been recorded in the financial statements. SFAS No.123 was amended by SFAS No. 148, which now requires companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options issued to employees. The Company has elected to continue to follow APB No. 25 and accounts for stock-based compensation plans utilizing the intrinsic value method.

Accordingly, compensation cost for stock options to employees will be measured as the excess, if any, of the fair market price of the Company's common stock at the date of grant above the amount an employee must pay to acquire the common stock.

The fair value of the options granted during 2004 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.25%, 2.75% and 3.25% for the portion of options exercisable from 2007, 2008 and 2009, respectively; expected life of 3 to 5 years;

                        FANTATECH INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

expected volatility of 100%; forfeiture rate of 2% and no dividends. The company did not recognize any compensation expense for stock options in the consolidated statements of operations for the years ended December 31, 2004.


12.  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

(a)  Agreement with associated company

     On June 1, 2004, SDCL and FDI entered into an Agreement that SDCL engaged FDI, its controlled associated company, as its sales agent for the marketing and distribution of its amusement and simulation equipment as well as 3D/4D theatre in China.

     Commencing January 1, 2005 and thereafter, FDI will be entitled to a commission ranging from 10% to 20% of the contract price, depending on the gross margin of the specific contract and the size of the related project under the contract. In addition, a 5% advertising and promotional incentive will be provided to FDI for each contract solicited by FDI. The aforesaid commission and incentive will be transferred to FDI through its purchase from SDCL the related equipment and products. The Agreement can be terminated at any time with 60 days notice to the other party.

     FDI will be responsible for its own operating costs including staff salaries, marketing and promotional expenses, general office administrative expenses as well as the associated sales taxes and income tax.

     In addition, the Agreement also provided that FDI may include in its sales contract a cooperation regarding the operation of hi-tech amusement centre "FunPlex" or theme park "Fantawild" when the proposed operating venue is suitable for the business. However, FDI will only act as the agent in such part of the contract on behalf of SDCL. FDI will have no direct or indirect economic or legal interest in those revenue sharing operations, which will be solely the business of SDCL who will be responsible to contribute the equipment and fixed assets required for the cooperation. All the revenues generating from such cooperated businesses will be received by SDCL, and all the related expenses as stipulated in such cooperation contracts will be borne by SDCL.

     In order to give FDI the necessary motivation and platform to better market and promote SDCL's products, SDCL agreed that for the year of 2004 an aggregated commission of 20% plus an advertising and promotional incentive of 15% on the total amount of contract (direct sale of equipment) canvassed during the period starting from the date of the agreement and up to December 31, 2004 was granted to FDI.

(b)  Purchases of digital films and related components

     During the year ended December 31, 2004 and 2003, the Company purchased certain components for its products from Hyvision Digital Film Inc. ("Film Inc."), an affiliate of SHQ. Total purchases from Film Inc. were $1,271,084 and $486,145, respectively.

     The accounts receivable from Film Inc. were $ nil and $96,386 for the years ended December 31, 2004 and 2003, respectively. Mr. Guangwei Liang, Mr. Ming Li, Mr. Xinan Hu and Mr. Zhigang Rong are common directors of Film Inc. and the Company.

(c)  Sales to related parties

     During the year ended December 31, 2004 and 2003, the Company sold its amusement equipment and 4D theater to Hytech HK totaling $750,000 and $698,138, respectively. As at December 31, 2004 and 2003, the accounts receivable due from Hytech HK were $400,862 and $1,994, respectively.

                        FANTATECH INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

     In  addition,  the  Company  also  sold products and equipment to Film Inc.
     of $nil and $41,190 during the years ended December 31, 2004 and 2003, respectively.

(d)  Related  party  receivables  and  payables

     As at December 31, 2004 and 2003, the amounts payable and receivable from related parties are summarized as follows:

                                                2004           2003
                                           --------------  -------------
Amounts due from:
-----------------
Hytech HK (1)                              $     400,862   $          -
Shenzhen Huaqiang Industrial
  and Trading Co. Ltd. (3)                        17,470              -
Chunren Xie (4)                                    1,500          1,500
Directors (5)                                      1,922         18,392
Film Inc. (6)                                          -         96,386
Shenzhen Huaqiang Technology Co., Ltd (7)         55,947         14,705
                                           -------------   -------------
                                           $     477,701   $    130,983
                                           =============   =============

Amounts due to:
---------------
Hytech HK (1)                              $    (350,588)  $          -
Top Link Development Limited (2)                (280,000)      (280,000)
Dehou FANG (2)                                   (20,000)       (20,000)
                                           -------------    ------------
                                           $    (650,588)  $   (300,000)
                                           =============   =============

     (1) The amounts due from Hytech HK represent the account receivable arose during the normal course of business, while the amounts payable to Hytech HK represent the amount paid on behalf of the Company in respect of its administrative expenses incurred outside PRC. The amount receivable from and payable to Hytech HK in the year of 2003 totaling $1,994 and $36,395, respectively, were not classified as related party transactions in 2003 since Hytech HK was a then subsidiary of the Company, which amounts were eliminated on consolidation. On May 12, 2004, the Company disposed and sold Hytech HK to Top Link Hi-Tech Development (H.K.) Limited ("Top Link Hi-Tech"), a Hong Kong company ultimately owned by SHQ. These amounts are unsecured, non-interest bearing and have no definite term of repayment.

     (2) The amounts due from Top Link Development Limited ("TLD") and Mr. Dehou Fang were classified as short term unsecured loans in 2003, which represent the amounts loaned to Intsys Share Limited in 2002 for its payment for the acquisition of Hytech US and other administrative expenses of the Company. TLD is the immediate holding company of Top Link Hi-Tech and Mr. Dehou Fang is a director of Intsys Share Limited. These related party loans in the amount of $300,000 are unsecured, non-interest bearing and have no definite term of repayment.

     (3) Shenzhen Huaqiang Industrial and Trading Co., Ltd. ("HIT") is an affiliate of SHQ. The amount was loaned to HIT in relation to one of the revenue sharing operations which has been terminated and moved to other location. The loan is unsecured, non-interest bearing and have no definite term of repayment.

                        FANTATECH INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

     (4)  Chunren  Xie  is  the  30%  minority  shareholder  of  Hytech  US.

     (5) Amount due from directors represented the cash advance for business trip and trade fairs.

     (6) The amount due from Film Inc. represented an advance deposit made to Film Inc. for the purchase of digital film by SDCL in 2003.

     (7) The receivable due from Shenzhen Huaqiang Technology Co. Ltd. ("SHT") were the interest receivable on cash deposit placed with the clearing center organized and managed by SHT. The clearing center offered market interest rate for the Company's cash fixed deposit and allowed flexibility of changing deposit terms. SHT is a PRC company which holds 20.7% interest in the Company through a Share Swap arrangement effected on April 4, 2005. SHT is also a 20% shareholder of Film Inc.


13.  DISPOSAL OF HYTECHNOLOGY LIMITED - DISCONTINUED OPERATIONS

On May 12, 2004, the Company sold all of its interest in Hytech HK to Top Link Hi-Tech Development (H.K.) Limited ("Top Link") for $1,277 pursuant to the Bought and Sold Note. Top Link is a Hong Kong Corporation ultimately owned by Shenzhen Huaqiang Holdings Ltd. ("SHQ"), in which the Chairman and President are also the Chairman and CEO of the Company. Hytech HK was engaged in the sales and marketing of entertainment products, including the products of SDCL.

During the fiscal year ended December 31, 2003, Hytech HK generated revenue of $860,925 or 15.8% of the Company's 2003 total revenue. Hytech HK had a profit margin of 3.7% as compared to the Company's profit margin of 30.1% and had losses from operations of $284 in 2004 and $56,304 in 2003, respectively. Management believed that the disposal of Hytech HK will have minimal impact to the Company's net profit for the fiscal year ended 2004 as the Company will continue to sell and market the products through its other subsidiaries subsequent to the disposal.


14.  SEGMENT REPORTING

The Company discloses segment information in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," which requires companies to report selected segment information and to report certain entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenue which were assessed by the management separately.

The factors for determining reportable segments of the Company were based on the nature of revenue generated from its products and services. The revenue generated from the operations of the Company can be divided into two main categories: (1) contracts sales of equipment or facilities used in hi-tech amusement centre or theme park, 3D/4D theatre, and the related services; (2) revenue sharing operations. Each segment involves different marketing strategies and business techniques. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on EBIT (earnings or loss before interest, taxes, impairment losses, and minority interest). The following table summarizes the revenue and EBIT by segment for the year ended December 31, 2004 and 2003. Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.

                        FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                            2004         2003
                                        ------------  -----------
NET REVENUE:
  Contracted sales                      $ 8,088,290   $4,608,728
  Revenue sharing operations                307,096       70,634
                                        ------------  -----------
                                          8,395,386    4,679,362
                                        ============  ===========
EBIT (Unaudited)
  Contracted sales                        2,579,761    1,347,934
  Revenue sharing operations                 (4,744)      48,918
                                        ------------  -----------
                                          2,575,017    1,396,852
  Corporate                              (1,360,945)    (933,020)
                                        ------------  -----------
                                          1,214,072      463,832
                                        ============  ===========
Reconciliation of EBIT to net income:
  EBIT per segments                       1,214,072      463,832
  Minority interest                          28,996      124,998
  Interest (income)expenses, net            (37,659)      31,627
  Income tax expenses                        88,767       38,060
  Loss on disposal of fixed assets           41,481            -
                                        ------------  -----------
NET INCOME                              $ 1,092,487   $  269,147
                                        ============  ===========

During the year of 2004 and 2003, approximately 9% and 21% of the Company's contracted sales, respectively, were from outside of PRC, which included USA, Canada, Italy, Israel, Ukraine, Kuwait and Philippine.

Three customers accounted for approximately 18.4%, 17.8% and 14.2% of the total net sales for the year ended December 31, 2004 as compared to approximately 26.1%, 12.3% and 10.4% in 2003. However, the Company does not believe that it has a material reliance on any one customer as most of the contracted sales will be completed within one to two years, and the Company will continue to target the development of the revenue sharing operations of "FantaWild FunPlex" and large size theme park attractions.


15.  MINORITY INTEREST

As of December 31, 2004, minority interest balance of $4,122,426 is comprised of the minority interest of its subsidiaries including FDI, SDCL (prior to the acquisition of the minority interest on October 18, 2004) and Hytech US. As of December 31, 2003, the minority interest balance is $5,789,180. It is comprised of the minority shares of its subsidiaries, namely SDCL, Hytechnology Inc, Hytechnology Ltd. and FDI, which the Company did not own. As of December 31, 2004, the Company owned 70% interest in Hytech US and 40% interest in FDI. During the year ended December 31, 2004, the Company recorded a minority interest income of $45,062, as compared to $124,998 in 2003.


16.  REVERSE STOCK SPLIT

On June 10, 2004, the Board of Directors of the Company approved that every two shares of the Company's common stock with par value $0.001 per share ("Pre-Reverse-Split Common Stock") was reclassified into one share of common stock, par value $0.001 per share ("Post-Reverse-Split Common Stock") effective on June 30, 2004. Each fractional share of Post-Reverse-Split common stock was rounded up to the next whole number of share. The reverse split reduced the Company's issued and outstanding shares from 40,192,063 shares to 20,096,117 shares. The par value of the Company's common stock was not affected. Retroactive effect has been given to share and per share amounts in the financial statements resulting from the reverse stock split. Subsequent to the reverse stock split, the Company's new trading symbol was changed to FNTN.

                        FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

17.  ACQUISITION OF ASSETS AND ISSUANCE OF NEW SHARES

On October 18, 2004, the Company entered into an agreement ("Share Exchange Agreement") between and among the Company, Intsys and Topforce Asia Limited ("Topforce"), a British Virgin Islands ("BVI") corporation. Under the Share Exchange Agreement, the Company acquired the remaining 34.59% of SDCL (the
"Acquisition"). Pursuant to the terms of the Share Exchange Agreement, the Company issued 10,000,000 shares of its common stock and Topforce had transferred to Intsys all of the equity interest of Megabase Investment Limited ("Megabase"), a BVI corporation, established to hold 34.59% equity interest of SDCL.

Palisades Capital Group, LLC (an independent company that was engaged by the Board of Directors) valued the 34.59% of SDCL and has issued a Fairness Opinion (the "Opinion") that the number of shares issued under the Share Exchange Agreement reflected fairly the value of the assets acquired.

Subsequent to the issuance of 10,000,000 new shares, the Company's issued and outstanding common stock totaled 30,096,117 shares.


18.  COMMITMENTS AND CONTINGENCIES

Operating leases

The following are the approximate minimum lease payments that will have to be made in the years as indicated below based on the operating leases in effect as of December 31, 2004:

                            Total
                          ----------
2005                      $  268,135
2006 - 2009 (4 years)        734,660
2010 - 2018 (7.25 years)   1,441,205
                          ----------
Minimum lease payments    $2,444,000
                          ==========

The total rental expense incurred for the years ended December 31, 2004 and 2003 were $330,379 and $251,194, respectively.

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


19.  MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

Three customers accounted for approximately 18.4%, 17.8% and 14.2% of sales for the year ended December 31, 2004 as compared to approximately 26.1%, 12.3% and 10.4% for the year ended December 31, 2003. As of December 31, 2004, approximately 80% (2003: 85%) of accounts receivable were from trade transactions with four customers, of which one customer accounted for approximately  33%  (2003:  44%)  of  the  accounts  receivable  balance.

The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable from customers. Cash and cash equivalents are mainly maintained with major banks in the PRC. The Company periodically performs credit analysis and monitors that financial condition of its customers at the subsidiary level in order to ensure collections and minimize credit risk.

                        FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

20.  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

The Company's operating assets and primary sources of income and cash flows are its interest in subsidiaries and associated company in the PRC. The PRC economy has, for many years, been a centrally-planned economy, operating on the basis of annual, five-year and ten-year state plans adopted by central PRC governmental authorities, which set out national production and development targets. The PRC government has been pursuing economic reforms since it first adopted its "open-door" policy in 1978. There is no assurance that the PRC government will continue to pursue economic reforms or that there will not be any significant change in its economic or other policies, particularly in the event of any change in the political leadership of, or the political, economic or social conditions in, the PRC. There is also no assurance that the Company will not be adversely affected by any such change in governmental policies or any unfavorable change in the political, economic or social conditions, the laws or regulations, or the rate or method of taxation in the PRC.

As many of the economic reforms which have been or are being implemented by the PRC government are unprecedented or experimental, they may be subject to adjustment or refinement, which may have adverse effects on the Company. Further, through state plans and other economic and fiscal measures, it remains possible for the PRC government to exert significant influence on the PRC economy.