Form 10QSB
period 2005-03-31
FANTATECH INC
filed 2005-06-01
CIK 925663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2005

                                       OR

       |_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

               For the transition period from _______ to ________

                         Commission file Number: 0-24374


                                 FANTATECH, INC.
      ---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                     62-1690722
---------------------------------------  --------------------------------------
    (State or other Jurisdiction                      (I.R.S. Employer
         of Incorporation)                           Identification No.)

    Unit B, 11/F, Vienna Mansion, 55 Paterson Street, Causeway Bay, Hong Kong
    -------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (852) 2577 3020
          -------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

As of May 15, 2004, the Company had 30,096,117 common shares issued and outstanding.

Transitional Small Business Disclosure Format (check one):     [_]Yes     [X] No

                        FANTATECH, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                                      Index



Part  I  -  Financial  Information

Item 1.     Financial Statements
            Condensed Consolidated Balance Sheets - March 31, 2005 (Unaudited) and
              December 31, 2004
            Condensed Consolidated Statements of Operations (Unaudited) - For the Three Months
              Ended March 31, 2005 and 2004
            Condensed Consolidated Statements of Cash Flows (Unaudited) - For the Three Months
              Ended March 31, 2005 and 2004
            Notes to Condensed Consolidated Financial Statements- As of March 31, 2005
              (Unaudited) and December 31, 2004

Item 2.     Management's Discussion and Analysis or Plan of Operations

Item 3.     Controls and Procedures


Part II -   Other Information

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.     Exhibits and Reports on Form 8-K


Signatures

                                FANTATECH INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          March 31, 2005    December 31, 2004
                                                         -------------------------------------
                          ASSETS                            (Unaudited)
Current assets
  Cash                                                    $     2,104,071  $         4,078,891
  Guaranteed trust fund deposit                                     9,160                    -
  Short term bills receivable                                     554,217              554,217
  Trade receivables, net of allowance for doubtful debts          174,141              470,858
  Related party receivable                                        222,534              477,701
  Inventories                                                   1,848,786            1,792,452
  Cost and estimated earnings in excess of
    billings on uncompleted contracts                           2,009,625            2,414,118
  Deposit and prepayments                                       1,438,135            1,428,410
  Other receivables                                               376,883              156,333
                                                         -------------------------------------
Total current assets                                            8,737,552           11,372,980

Property, plant and equipment, net                              5,783,763            3,743,796
Construction in progress                                        2,355,786            2,255,997
Trademarks                                                        170,950              170,950
                                                         -------------------------------------
Total assets                                              $    17,048,051  $        17,543,723
                                                         =====================================

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term bank loans                                   $     2,433,735  $         2,433,735
  Accounts payable                                                749,741              320,227
  Accrued liabilities and other payables                          894,427            1,059,114
  Related party payables                                          431,676              650,588
  Billings in excess of cost and estimated earnings
    on uncompleted contracts                                    1,432,113            1,629,408
  Deposits received                                             1,917,624            1,874,335
                                                         -------------------------------------
Total current liabilities                                       7,859,316            7,967,407

Minority interests                                              4,135,831            4,122,426
                                                         -------------------------------------
Total liabilities                                              11,995,147           12,089,833
                                                         -------------------------------------
Commitments and contingencies                                           -                    -

Stockholders' equity
  Preferred stock; $0.001 par value; 10,000,000 shares
    authorized; no shares issued and outstanding                        -                    -
  Common stock; $0.001 par value; 100,000,000 shares
    authorized, 30,096,117 shares issued and
    outstanding in 2005 and 2004, respectively.                    30,096               30,096
  Additional paid-in capital                                    4,587,190            4,587,190
  Retained earnings                                               290,271              691,257
  Reserve funds                                                   145,347              145,347
                                                         -------------------------------------
Stockholders' equity                                            5,052,904            5,453,890
                                                         -------------------------------------
Total liabilities and stockholders' equity                $    17,048,051  $        17,543,723
                                                         =====================================

See notes to condensed consolidated financial statements.

                              FANTATECH INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)

                                                 Three Months Ended    Three Months Ended
                                                    March 31, 2005        March 31, 2004
                                                --------------------  --------------------

NET REVENUE :                                   $                     $
  Contracted sales                                          471,950             1,090,595
  Revenue sharing operations ("RSO")                        202,516                27,748
                                                --------------------  --------------------
TOTAL NET REVENUE                                           674,466             1,118,343
                                                --------------------  --------------------

COST OF REVENUE:
  Direct cost of sales                                      320,948               726,810
  Other cost of revenue - RSO                               193,314                14,044
                                                --------------------  --------------------
TOTAL COST OF REVENUE                                       514,262               740,854
                                                --------------------  --------------------

GROSS PROFIT                                                160,204               377,489
                                                --------------------  --------------------

OPERATING EXPENSES:
  Selling and marketing                                     189,402               136,482
  General and administrative                                345,250               307,485
                                                --------------------  --------------------
TOTAL OPERATING EXPENSES                                    534,652               443,967
                                                --------------------  --------------------

LOSS FROM OPERATIONS                                       (374,448)              (66,478)

OTHER INCOME (EXPENSES)
  Interest expense                                          (32,308)                    -
  Other income (expense)                                     14,865               (14,084)
  Interest income                                             3,986                25,180
  Non-operating income                                          357                 1,726
                                                --------------------  --------------------

LOSS FROM OPERATIONS                                       (387,548)              (53,656)

MINORITY INTERESTS' SHARE OF (INCOME) LOSS                  (13,405)               66,678

INCOME TAX EXPENSE                                               33                11,441
                                                --------------------  --------------------

NET (LOSS) INCOME                               $          (400,986)  $             1,581
                                                ====================  ====================

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC AND DILUTED                                      30,096,117            20,096,117
                                                ====================  ====================

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE   $             (0.01)  $              0.00
                                                ====================  ====================

See notes to condensed consolidated financial statements.

                                        FANTATECH INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)


                                                                      Three Months Ended    Three Months Ended
                                                                        March 31, 2005        March 31, 2004
                                                                     --------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                    $          (400,986)                1,581
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation expense                                                           238,418               120,880
  Minority interests' share of income (loss)                                      13,405               (66,678)
  Provision for doubtful accounts                                                 17,347                     -
Change in operating assets and liabilities:
  Decrease  in trade receivables                                                 279,370               256,989
  (Increase) in inventories                                                      (56,334)             (697,423)
  Decrease (Increase)  in costs and estimated earnings
    in excess of billings on uncompleted contracts                               404,493               (19,565)
  (Increase) in deposits and prepayments                                          (9,725)              (31,868)
  (Increase) decrease in other receivables                                      (220,550)               24,775
  (Increase)  in guaranteed unit trust fund                                       (9,160)                    -
  Decrease in related party receivable                                           255,167                72,290
  Increase (Decrease) in accounts payable, accrued liabilities and
    other payables                                                               264,827              (396,543)
  (Decrease) in related party payables                                          (218,912)                    -
  (Decrease) in billings in excess of costs and estimated earnings
    on uncompleted contracts                                                    (197,295)                    -
  Increase in deposits received                                                   43,289               866,076
                                                                     --------------------  --------------------
Net cash provided by operating activities                                        403,354               130,514
                                                                     --------------------  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment                                   (2,278,385)             (241,760)
  Construction in progress                                                       (99,789)                    -
                                                                     --------------------  --------------------
Net cash used in investing activities                                         (2,378,174)             (241,760)
                                                                     --------------------  --------------------

NET DECREASE IN CASH                                                          (1,974,820)             (111,246)

Cash and cash equivalents, at beginning of period                              4,078,891             5,240,816
                                                                     --------------------  --------------------

Cash and cash equivalents, at end of period                          $         2,104,071   $         5,129,570
                                                                     ====================  ====================

Supplementary disclosures of cash flow information:
  Interest paid                                                      $            32,308   $                 -
                                                                     ====================  ====================
  Tax paid                                                           $            12,679   $            10,727
                                                                     ====================  ====================

See notes to condensed consolidated financial statements.

                         FANTATECH INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              AS OF MARCH 31, 2005 (UNAUDITED)AND DECEMBER 31, 2004

1.   ORGANIZATION AND PRINCIPAL ACTIVITIES

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

During November 2002, the Company acquired all of the issued and outstanding shares of Intsys Share Limited ("Intsys") in a reverse acquisition. Intsys was incorporated in the British Virgin Islands ("BVI") on April 29, 2002. Intsys currently owns three subsidiary companies namely: Shenzhen Digitainment Co., Ltd ("SDCL" or "Digitainment"), incorporated in the People's Republic of China (the "PRC" or "China"), Megabase Investment Limited ("Megabase"), a BVI company and Hytechnology Inc. ("Hytech US"), a Delaware corporation. In addition, SDCL owns 40% of Fantatech Development Inc. ("FDI").

During May 2002, Intsys acquired a 65.41% interest in SDCL, a then joint venture company incorporated in the PRC trading under the name of Shenzhen Hytechnology Inc. The former owners of the 65.41% interest in Digitainment became all of the shareholders of Intsys. The business combination was deemed to be a reverse merger and the acquisition of the 65.41% interest in SDCL has been accounted for at historical cost. SDCL was established in 1998 and is engaged in design, development and production of hi-tech entertainment and amusement products, including 4D theatre, simulation games, indoor entertainment center, large size indoor attraction and theme parks.

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

All of the Company's production and most of its business operations are located in the PRC and are conducted in Renminbi ("RMB"), which is the currency of China. During the three months ended March 31, 2005 and 2004, the exchange rate had remained stable at approximately US$1.00 to RMB 8.30.

The Company conducts a certain portion of its purchases from related parties, and has additional continuing transactions with such parties.


2.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION- The interim unaudited condensed consolidated financial statements include the financial statements of the Company, its subsidiaries in which the Company has an effective controlling interest including its effectively controlled associated company, FDI. All material intercompany balances and transactions, including intercompany profits and unrealized profits and losses are eliminated on consolidation.

COMMENTS - The interim unaudited condensed consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004, in the opinion of the management of the Company, reflect all adjustments of normal and recurring nature, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim period presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures are adequate to make the information presented herein not misleading. Accordingly, these unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 2004. The results of operations for the interim periods presented are not necessarily comparable to or indicative of the results of any other interim period or to be expected for the entire year ending December 31, 2005.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, including those related to cost and estimated earnings in excess of billings on uncompleted contracts, allowance for doubtful accounts, disclosure of contingent assets and liabilities at the date of the financial statements and the amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION - The Company's major subsidiaries in PRC maintain their financial records and the statutory financial statements in Renminbi:
("RMB"), the functional currency and the currency of the PRC. In preparing the financial statements, translation of amounts from RMB to United States dollars ("US$") have been made at the single rate of exchange of US$1.00:RMB8.30. No representation is made that RMB amounts could have been, or could be, converted into United States dollars at that rate or at any other rate. There has not been a material change in the exchange rate during the three months ended March 31, 2005 and 2004.

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

EARNINGS PER SHARE - Statement of Financial Accounting Standard No. 128, "Earnings per share", ("SFAS No. 128") requires dual presentation of basic and diluted earnings per share ("EPS") with a reconciliation of the numerator and denominator of the EPS computations. Basic EPS excludes the dilutive effects of stock options, warrants and convertible securities, if any, and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as convertible preferred stock, warrants to purchase common stock and common stock options) were exercised or converted into common stock. (See Note 8)

Reclassifications - Certain prior year amounts in the accompanying unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the results of operations or financial position for any year presented.


3.   DEPOSIT IN GUARANTEED TRUST FUND

During the three months ended March 31, 2005, the Company had a deposit of $9,160 in a Guaranteed Unit Trust Fund with a licensed bank. The deposit can be redeemed at any time with capital repayment guaranteed.


4.   INVENTORIES

Inventories as at March 31, 2005 and December 31, 2004 were summarized as follows:

                   March 31, 2005    December 31, 2004
                    (Unaudited)
                 ------------------  ------------------
Raw Materials    $        1,374,991  $        1,437,481
Work-in-process             320,007             195,525
Finished Goods              153,788             159,446
                 ------------------  ------------------
                          1,848,786  $        1,792,452
                 ==================  ==================

5.   COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts as of March 31, 2005 and December 31, 2004 were summarized as follows:

                                                      March 31, 2005     December 31, 2004
                                                        (Unaudited)
                                                    -------------------  -------------------
Cumulative costs incurred on uncompleted contracts  $        13,897,344  $       13,472,578

Cumulative estimated earnings to date                         3,630,835           3,665,374
                                                    -------------------  -------------------
                                                             17,528,179          17,137,952

Less: Billings to date                                     (16,950,667)         (16,353,242)
                                                    -------------------  -------------------
                                                    $          577,512   $          784,710
                                                    ===================  ===================

Included in the accompanying balance sheet under the following captions:

                                              March 31, 2005     December 31, 2004
                                                (Unaudited)
                                           -------------------  -------------------
Costs and estimated earnings in excess     $                    $
  of billings on uncompleted contracts              2,009,625            2,414,118
Billings in excess of costs and estimated
  earnings on uncompleted contracts                (1,432,113)          (1,629,408)
                                           -------------------  -------------------
                                           $          577,512   $          784,710
                                           ===================  ===================

6.  PROPERTY,  PLANT  AND  EQUIPMENT

Property, plant, and equipment as at March 31, 2005 and December 31, 2004 consisted of the following:

                                                     March 31, 2005    December 31, 2004
                                                      (Unaudited)
                                                  -------------------  -------------------
Leasehold improvements                            $          423,270   $          412,964
Plant and machinery                                          461,320              455,927
Furniture and fixtures                                       107,758              105,353
Equipment invested in revenue sharing operations           5,175,490            3,017,555
Computers and equipment                                    1,003,723            1,009,350
Motor vehicles                                               313,936              295,633
                                                  -------------------  -------------------
                                                           7,485,497            5,296,782
Less: Acumulated depreciation and amortization            (1,701,734)          (1,552,986)
                                                  -------------------  -------------------
                                                  $        5,783,763   $        3,743,796
                                                  ===================  ===================

Depreciation expense were $238,418 and $120,880 for the three months ended March 31, 2005 and March 31, 2004, respectively.


7.  STOCK  BASED  COMPENSATION

On January 7, 2004, the Company granted a total of 4,000,000 shares of stock options to its key employees at the strike price of $0.5 per share. Market price of the share at the grant date was $0.4 per share. The stock options are vested and exercisable as follows:

Scale   Vested and exercisable
------  ----------------------
50%     On or after January 7, 2007
80%     On or after January 7, 2008
100%    On or after January 7, 2009

All options unexercised expire on January 6, 2014 and any options will be cancelled one month after termination of employment. Subsequent to the 2 to 1 reverse share split effective from June 30, 2004, the total number of stock options was reduced to 2,000,000 shares and the strike price was automatically adjusted to $1.0 per share. As the earliest exercisable date of all options is on or after January 7, 2007, no option activity was recorded during three month period ended March 31, 2005.

On December 16, 2004, the FASB published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim or annual reporting period that begins after December 15, 2005 (Small Business Issuers). Accordingly, the Company will implement the revised standard at the end of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the fiscal year 2005 and thereafter.

Currently, the Company follows SFAS No. 123, which defines a fair-value method of accounting for stock based employee compensation and transaction in which an entity issues its equity instruments to acquire goods and services from non-employee. The provisions of SFAS No. 123 allow companies to either record an expense in the financial statements to reflect the estimated fair value of stock options to employees, or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but to disclose on an annual basis the pro forma effect on net income (loss) and net income (loss) per share had the fair value of the stock options been recorded in the financial statements.

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

Pro forma Disclosure - The fair value of stock options and warrants granted by the Company has been estimated on the grant date using the Black-Scholes option-pricing model. Had such stock options been accounted for pursuant to SFAS No. 123, the effect on the Company's results of operations would have been changed to the following pro forma amounts:

                                         Three months ended March 31,
                                      ---------------------------------
                                            2005              2004
                                      ---------------------------------
Net (loss) income
  As reported                         $       (400,986)          1,581
    Compensation expense for stock
      options based on fair value,
      net of taxes                             (69,047)        (69,047)
                                      ---------------------------------
    Pro forma net (loss)                      (470,033)        (67,466)
                                      ---------------------------------
Net income (loss) per share
    As reported - Basic and diluted   $          (0.01)           0.00
                                      ---------------------------------
    Pro forma - Basic and diluted                (0.02)          (0.00)
                                      ---------------------------------

8.  EARNINGS  PER  SHARE

The Company accounts for earnings per share ("EPS") under the provisions of Statement of Financial Accounting Standard No. 128, "Earnings per share", ("SFAS No. 128"), which requires dual presentation of basic and diluted earnings per share ("EPS") with a reconciliation of the numerator and denominator of the EPS computations. Basic EPS excludes dilutive effects of stock options, warrants and convertible securities, if any, and is computed by dividing net income
(loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock (such as convertible preferred stock, warrants to purchase common stock and common stock options) were exercised or converted into common stock using the treasury stock method, unless the effect is to reduce a loss or increase earnings per share.

On January 6, 2004, the Company granted 4,000,000 shares of stock options to the officers and key employees of the Company at an exercise price of $0.5 per share. Subsequent to a 2 to 1 reverse share split, number of the stock options reduced proportionally to 2,000,000 shares and the strike price was revised to $1.00 per share. As at March 31, 2005, there were 2,000,000 shares of stock option issued and outstanding but none of the stock option was exercisable until January 7, 2007. Although the average closing market price of the Company's common stock as at March 31, 2005 was approximately $1.01, which exceeds slightly the exercise price of $1.0 of the stock options, trading of the company's common stock was generally limited and sporadic, and the market price reference should not be deemed to constitute a reference for the computation.

These stock options were not considered to be potentially dilutive securities, and were not included in the calculation of loss per share for the three months ended March 31, 2005 because the Company incurred a loss during the period and thus their effect would have been anti-dilutive. For the three months period ended March 31, 2004, the common shares issuable upon exercise of outstanding stock options were also excluded from the calculation of diluted EPS since the exercise prices exceeded the average fair market value of the common stock. Accordingly, basic and diluted EPS is the same for the periods presented.

9.   RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

(a)  Agreement with associated company

On June 1, 2004, SDCL and FDI entered into an Agreement that SDCL engaged FDI, its controlled associated company, as its sales agent for the marketing and distribution of its amusement and simulation equipment as well as 3D/4D theatre in China.

Commencing January 1, 2005 and thereafter, FDI will be entitled to a commission ranging from 10% to 20% of the contract price, depending on the gross margin of the specific contract and the size of the related project under the contract. In addition, a 5% advertising and promotional incentive will be provided to FDI for each contract solicited by FDI. The aforesaid commission and incentive will be reflected in the ex-factory price and transferred to FDI through its purchase from SDCL the related equipment and products. The Agreement can be terminated at any time with 60 days notice to the other party.

FDI will be responsible for its own operating costs including staff salaries, marketing and promotional expenses, general office administrative expenses as well as the associated sales taxes and income tax.

In addition, the Agreement also provided that FDI may include in its sales contract a cooperation regarding the operation of hi-tech amusement center "FunPlex" or theme park "Fantawild" when the proposed operating venue is suitable for the business. However, FDI will only act as the agent in such part of the contract on behalf of SDCL. FDI will have no direct or indirect economic or legal interest in those revenue sharing operations, which will be solely the business of SDCL who will be responsible to contribute the equipment and fixed assets required for the cooperation. All the revenues generating from such cooperated businesses will be received by SDCL, and all the related expenses as stipulated in such cooperation contracts will be borne by SDCL.

During the three months ended March 31, 2005, SDCL sold to FDI a total of $296,051 for its resale to other customers, and FDI collected for SDCL a total of $68,148 of the net revenue shared from three of the FunPlex amusement centers signed and operated for SDCL. During the three months ended March 31, 2004, there were no such sale and revenue share transacted between SDCL and FDI.

(b)  Purchases of digital films and related components

During the three months ended March 31, 2005 and 2004, the Company purchased certain components for its products from Hyvision Digital Film Inc. ("Film Inc."), an affiliate of SHQ. Total purchases from Film Inc. were $72,289 and $253,012, respectively.

Amounts due from Film Inc. were $180,723 and $24,096 as of March 31, 2005 and 2004, respectively, which represented the advance payment made for the purchase from Film Inc. Mr. Guangwei Liang and Mr. Ming Li are common directors of Film Inc. and the Company.

(c)  Sales to related parties

During the three months ended March 31, 2005 and 2004, the Company sold its amusement equipment to Hytech HK totaling $100,000 and $830, respectively. As at March 31, 2005 and 2004, the amounts due from Hytech HK were $nil and $2,830, respectively.

(d)  Related party receivables and payables

As at March 31, 2005 and 2004, the amounts payable and receivable from related parties are summarized as follows:

                                            March 31, 2005    March 31, 2004
                                           ----------------  ----------------
Amounts due from:
-----------------
Hytech HK (1)                              $             -   $         2,830
Shenzhen Huaqiang Industrial
  and Trading Co. Ltd. (2)                          17,470                 -
Chunren Xie (4)                                      1,500             1,500
Directors (5)                                       13,810            18,392
Film Inc. (6)                                      180,723            24,096
Shenzhen Huaqiang Technology Co., Ltd (7)            9,031                 -
                                           ----------------  ----------------
                                           $       222,534   $        46,818
                                           ================  ================
Amounts due to:
---------------
Hytech HK (1)                              $      (131,676)  $      (120,278)
Top Link Development Limited (3)                  (280,000)         (280,000)
Dehou FANG (3)                                     (20,000)          (20,000)
                                           ----------------  ----------------
                                           $      (431,676)  $      (420,278)
                                           ================  ================

(1) The amounts payable to Hytech HK represent the amount paid on behalf of the Company in respect of its administrative expenses incurred outside PRC. The amount receivable from and payable to Hytech HK as at March 31, 2004 totaling $2,830 and $120,278, respectively, were not classified as related party transactions since Hytech HK was then a subsidiary of the Company, which amounts were eliminated on consolidation. On May 12, 2004, the Company disposed and sold Hytech HK to Top Link Hi-Tech Development (H.K.) Limited ("Top Link Hi-Tech"), a Hong Kong company ultimately owned by SHQ. These amounts are unsecured, non-interest bearing and have no definite term of repayment.

(2) Shenzhen Huaqiang Industrial and Trading Co., Ltd. ("HIT") is an affiliate of SHQ. The amount was loaned to HIT in relation to one of the revenue sharing operations which has been terminated and moved to other location. The loan is unsecured, non-interest bearing and have no definite term of repayment.

(3) The amounts due from Top Link Development Limited ("TLD") and Mr. Dehou Fang were classified as short term unsecured loans in 2003, which represent the amounts loaned to Intsys Share Limited in 2002 for its payment for the acquisition of Hytech US and other administrative expenses of the Company. TLD is the immediate holding company of Top Link Hi-Tech and Mr. Dehou Fang is a director of Intsys Share Limited. These related party loans in the amount of $300,000 are unsecured, non-interest bearing and have no definite term of repayment.

(4)  Chunren Xie is the 30% minority shareholder of Hytech US.

(5) Amount due from directors represented the cash advance for business trip and trade fairs.

(6) The amount due from Film Inc. represented an advance deposit made to Film Inc. for the purchase of digital film by SDCL and/or FDI.

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

10.  SEGMENT  REPORTING

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

The factors for determining reportable segments of the Company were based on the nature of revenue generated from its products and services. The revenue generated from the operations of the Company can be divided into two main categories: (1) contracts sales of equipment or facilities used in hi-tech amusement centre or theme park, 3D/4D theatre, and the related services; (2) revenue sharing operations. Each segment involves different marketing strategies and business techniques. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on EBIT (earnings or loss before interest, taxes, impairment losses, and minority interest). The following table summarizes the revenue and EBIT by segment for the three month periods ended March 31, 2005 and 2004. Corporate expenses consist of general operating expenses that are not directly related to the operations of the segments.

                                                March 31,    March 31,
                                                  2005         2004
                                               -----------  -----------
NET REVENUE:
  Contracted sales                             $  471,950   $1,090,595
  Revenue sharing operations                      202,516       27,748
                                               -----------  -----------
                                                  674,466    1,118,343
                                               ===========  ===========
EBIT (Unaudited)
  Contracted sales                                (38,400)     227,303
  Revenue sharing operations                        9,202       13,704
                                               -----------  -----------
                                                  (29,198)     241,007
  Corporate                                      (326,042)    (294,663)
                                               -----------  -----------
                                                 (355,240)     (53,656)
                                               ===========  ===========
Reconciliation of EBIT to net (loss) income:
  EBIT per segments                              (355,240)     (53,656)
  Minority interest (income) loss                 (13,405)      66,678
  Interest expenses, net                           32,308            -
  Income tax expenses                                  33       11,441
                                               -----------  -----------
NET (LOSS) INCOME                              $ (400,986)  $    1,581
                                               ===========  ===========

During the three months ended March 31, 2005, approximately 21.1% of the Company's contracted sale was from the Ukraine. There was no overseas sales made for the three months ended March 31, 2004.


11.  MINORITY  INTEREST

As of March 31, 2005, the minority interest balance was $4,135,831. It was comprised of the minority shares of effectively controlled subsidiaries including FDI and Hytech US. As of March 31, 2004, the minority interest balance is $5,722,502, which was comprised of the minority shares of SDCL, Hytech US, Hytech HK and FDI, which the Company did not own. As of March 31, 2005, the Company owned 70% interest in Hytech US and 40% interest in FDI.

During the three months ended March 31, 2005, the Company recorded the minority interests share of income of $13,405, as compared to the minority interests share of loss of $66,678 in 2004.

12.  SUBSEQUENT  EVENT

On April 4, 2005, a major shareholder of the Company, Vinsway Holding Limited ("Vinsway") (which was formerly controlled jointly by Mr. Jinqiang Zhang, Guangwei Liang, Xinan Hu and Leichong Li and owns 6,222,963 shares of common stock of the Company) through a share swap with Shenzhen Huaqiang Technology Co., Ltd. ("SHT"), transferred all of its shares to SHT in exchange for an aggregated 2.5% control in SHT. SHT was incorporated in China with extensive investments in different Chinese corporations. Xinan Hu, a former director of the Company, is one of the Directors of SHT.

Subsequent to the share swap, SHT, through its effective control of Vinsway, holds a significant controlling interest of 20.68% in the Company. It is expected that the change of control will not affect the stability of the management of the Company as well as its shareholding structure.

ITEM 2   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Cautionary  Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities  Litigation  Reform  Act  of  1995:

This Quarterly Report on Form 10-QSB for the three months ended March 31, 2005 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross margin trends, operating costs, the availability of funds to finance capital expenditures and operations, facility expansion plans, competition, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the three months ended March 31, 2005 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

Most of the customers are located in the PRC, and sales to such customers are generally on an open account basis with deposit collected in advance. The Company purchased raw materials and certain components from different suppliers located in the PRC.

As at March 31, 2005, there were ten revenue sharing FunPlex or 4D theaters operating in different PRC cities including Changzhi, Dalian, Nanjing, Chenzhou, Wuhan, Beijing, Zhuhai, Chenzhou, Datong and Dongguan. A 4D Ride Dino-Rampage also commenced its operation in Bejing in November 2004. The Dino Rampage in Tianjin has been scheduled to open in October 2005. As of March 2005, the Company has been contracted to build in the city of Chongqing a theme park with 10 to 12 large size attractions. A Floating Sphere 4D theatre is also currently under construction and scheduled to complete in December 2005.

During the three months ended March 31, 2005, the FunPlex in Nanjing and Chenzhou had been closed down due to the tenancy disputes between the local venturers and the landlords, to which the Company was not involved. The Company is planning to relocate its equipment installed in those two premises to other location or cities. It is anticipated that the value of those equipment can be fully recovered through the reinstallation in other revenue sharing FunPlex locations, and no impairment provision is required.

The unaudited consolidated financial statements of the Company include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions are eliminated on consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and are presented in U.S. Dollars ("$"). The functional currency of the Company's PRC operations is the Renminbi

("RMB"). The accounts of foreign operations are prepared in their local currency and are translated into USD using the applicable rate of exchange. Transactions denominated in currencies other than the U.S. Dollars are translated into U.S. Dollars at the applicable exchange rates. Monetary assets and liabilities denominated in other currencies are translated into U.S. Dollars at the applicable rate of exchange at the balance sheet date. The resulting translation gains or losses are credited or charged to the consolidated statements of operations.


CRITICAL  ACCOUNTING  POLICIES:

The discussion and analysis of the Company's financial condition and results of operations is based upon its unaudited consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made, including those related to revenue and cost recognition, inventories, income taxes and impairment of assets. Management bases their estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's unaudited consolidated financial statements.

Revenue  and  cost  recognition:

The Company principally derives and recognizes its revenue from the followings:

(1-a) Long-term construction contract revenue and costs are recognized as revenue and expenses in the statement of operations by reference to the stage of completion of a contract (i.e. the percentage of completion method) when the outcome of that contract can be estimated reliably. The stage of completion of a contract is determined based on the proportion that costs incurred to the balance sheet date bear to total estimated costs. A loss on a contract is recognized as an expense immediately when it is probable that total contract costs will exceed total the contract revenue. The Company recorded $471,950 and $1,090,595 as revenues from long-term contracts by reference to the stages of completion.

(1-b)  Sale  of  entertainment  and  amusement  products
Revenue from the sale of entertainment and amusement products is recognized when the products are delivered to the customers. Revenue is adjusted for the deduction of any sales returns and discounts.

(2) Revenue generated from admission fees shared from revenue sharing operations

Income is recognized when the agreed percentage of revenue from the revenue sharing operations become due and receivable. The Company recorded $202,516 and $27,748 as revenues from its revenue sharing operations for the three months ended March 31, 2005 and 2004.

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

Asset  Impairment:

The Company reviews its long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles would be based on the fair value of the asset. During the three months ended March 31, 2005 and 2004, no impairment charges were recorded.


CONSOLIDATED RESULTS OF OPERATIONS

Three months ended March 31, 2005 and 2004:

The unaudited consolidated statements of operations for the three months ended March 31, 2004 have been adjusted in order to provide comparison for segment performance. This adjustment had no effect on the operating results for the period concerned.

REVENUE
For the three months ended March 31, 2005, net sales were $674,466 as compared to net sales of $1,118,343 for the three months ended March 31, 2004. Approximately 30.0% and 2.5% of the net sales in 2005 and 2004, respectively, were from the revenues generated from the revenue sharing operations.

During the three months ended March 31, 2005, net contracted sales decreased by $618,645 or 56.7% to $471,950, as compared to $1,090,595 for the three months ended March 31, 2004. This was primarily due to the normal fluctuation of the business since the recognition of revenue from contracted sales was based on stages of completion, with which most of the contracts in progress during the three months ended March 31, 2005 were in their early stages of construction.

During the three months ended March 31, 2005, the Company recorded revenues from its revenue sharing operations totaling $202,516 as compared to $27,748 in 2004, representing an increase of $174,768 or 629.8%. The increase was mainly attributable to the increase in the number of FunPlex amusement centers opening during the three months ended March 31, 2005.

GROSS  PROFIT
For the three months ended March 31, 2005, total gross profit was $160,204 or 23.8% of total net sales, as compared to total gross profit of $377,489 or 33.8% of total net sales for the three months ended March 31, 2004. Net of the effect from the revenue sharing operations, gross profit margin decreased by

1.4%, which was primarily due to the slightly lower contribution provided from certain contracted sales recognized during the period concerned.

During the three months ended March 31, 2005, total gross profit from revenue sharing operations was $9,202 or 4.5% of the total segment revenues, as compared to total gross profit of $13,704 or 49.4% of the total segment revenues for the three months ended March 31, 2004. The lower gross profit margin recorded in 2005 on the revenue sharing operations was attributable to the larger scale of resources and amount of depreciation involved with the ten FunPlexes in operations. In addition, the closing of two FunPlex located in Chenzhou and Nanjing during the three months ended March 31, 2005 has reduced the overall gross profit from the revenue sharing operations. The Company anticipates that the gross profit from those revenue sharing operations will increase gradually following the relocation of this equipments from the two closed FunPlex to other new locations.

SELLING  AND  MARKETING  EXPENSES
Selling and marketing expenses increased by $52,920 or 38.8% to $189,402 for the three months ended March 31, 2005 from $136,482 for the three months ended March 31, 2004. This was primarily due to the increase in marketing, promotional and exhibition expenses in 2005.

GENERAL  AND  ADMINISTRATIVE  EXPENSES
General and administrative expenses ("G&A expenses") consist of the management office operating costs of SDCl, FDI, Hytech US, and the costs associated with the operation of the Company's executive offices, and the legal and accounting costs associated with the operation of a public company. For the three months ended March 31, 2005, G&A expenses increased by $37,765 or 12.3% to $345,250 as compared to the G&A expenses of $307,485 for the three months ended March 31, 2004. The increase is primarily due to the increase in personnel related expenses.

LOSS  FROM  OPERATIONS
Loss from operations for the three months ended March 31, 2005 increased by $307,970 to $374,448, as compared to the loss from operations of $66,478 for the three months ended March 31, 2004. The increase in operating loss was attributable to the decrease in contracted sales recognized and the increase in selling, general and administrative expenses in 2005.

OTHER  INCOME  (EXPENSES)
For the three months ended March 31, 2005, interest income was $3,986 as compared to interest income of $25,180 for the three months ended March 31, 2004, due primarily to the decrease in average bank deposit balance in 2005.

For the three months ended March 31, 2005, interest expense was $32,308, while there was no interest expenses incurred for the three months ended March 31, 2004, as a result the increase in average bank borrowings outstanding amount in 2005.

Other income was $14,865 for the three months ended March 31, 2005 as compared to other expense of $14,084 for the three months ended March 31, 2004. The increase in other income was attributable to the miscellaneous income earned from the sales of IC card and repair services.

MINORITY  INTEREST
During the three months ended March 31, 2005, the Company recorded a minority interests' share of income of $13,405, as compared to the minority interests' share of loss of $66,678 for the three months ended March 31, 2004. As at March 31, 2005, the minority interests represented effectively the 60% shareholding in FDI and 30% in Hytech US.

INCOME  TAX  EXPENSE
The Company is subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which each entity is domiciled. Fantatech Inc. and Hytechnology Inc. are both Delaware corporations and are subject to the corporation income taxes of the United State of America. Intsys and

Megabase are not liable for income taxes in BVI. The Company's PRC subsidiaries and associates are subject to Enterprise Income Tax in the PRC at a rate of 15% on net income. However, based on the local tax rules, SDCL is entitled to a tax holiday for the first two years of its operations (years 1999 to 2000) and a 50% reduction of the rate for the third through eighth years (years 2001 to 2006) of operations due to its high technology content of businesses. The provision for taxes on earnings of the PRC subsidiaries, calculated based on the prevailing accounting standards in PRC, for the three months ended March 31, 2005 and 2006 were $33 and $11,441, respectively.

NET  (LOSS)  INCOME
The Company recorded a net loss of $400,986 for the three months ended March 31, 2005 as compared to the net income of $1,581 for the three months ended March 31, 2004. This was primarily due to the decrease in recognized contract sales and the relative increase in selling, general and administrative expenses.


FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

Operating
---------
For the three months ended March 31, 2005, the Company's operations provided cash resources of $403,354, as compared to $130,514 for the three months ended March 31, 2004, primarily as a result of an increase in cash flows related to inventories, costs and estimated earnings in excess of billings on uncompleted contracts, related party receivable and account payable and other accrued liabilities, offset in part by a decrease in cash flow related to other receivables, billings in excess of costs and estimated earnings on uncompleted contracts and related party payables. The Company's cash balance decreased by $1,974,820 to $2,104,071 at March 31, 2005, as compared to $5,129,570 at March
31, 2004. The Company's net working capital surplus decreased by $2,527,337 to $878,236 at March 31, 2005, as compared to $3,405,573 at December 31, 2004, and the Company had a current ratio at March 31, 2005 of 1.11:1, as compared to 1.43:1 at December 31, 2004.

The costs and estimated earnings in excess of billings decreased by $404,493 or 16.8% to $2,009,625 at March 31, 2005, as compared to $2,414,118 at December 31,
2004, which was attributable to the gradual recognition of revenue from projects under construction. The billings in excess of costs and estimated earnings also decrease by $197,295 or 12.11% to $1,432,113 at March 31, 2005 as compared to $1,629,408 at December 31, 2004.

During the three months ended March 31, 2005, the Company recorded in other receivables a total of $177,180 representing the tax recoverable or receivable, which primarily consisted of tax credit generated from the input VAT on the raw materials purchased and were available for offsetting the potential output value added taxes ("VAT") liabilities when the Company invoices its customers.

During the three months ended March 31, 2005, the Company has a deposit of $9,160 in Guaranteed Unit Trust Fund with a licensed bank. The deposit can be redeemed at any time with capital repayment guaranteed.

During the three months ended March 31, 2005, the total amount of accounts payable, accrued liabilities and other payables increased by $264,827 or 19.2% to an aggregate of $1,644,168 at March 31, 2005, as compared to $$1,379,341 at December 31, 2004, which was due to the increase in purchases by the Company in order to fulfill the uncompleted contracts.

The amount receivable from related party decreased by $255,167 or 53.4% to $222,534 at March 31, 2005, as compared to $477,701 at December 31, 2004 due primarily to the repayment of trade receivable by Hytech HK. The amount payable to related party also decreased by $218,912 or 33.6% to $431,676 at March 31, 2005, as compared to $650,588 at December 31, 2004 attributable to the decrease in amount payable to Hytech HK in relation to the settlement of administrative expenses on behalf of the Company.

Investing
---------
Additions to property, plant and equipment for during the three months ended March 31, 2005 aggregated $2,278,385, in which $2,157,935 was for investment in the revenue sharing FunPlex operations. In addition, there was an increase of construction in progress of $99,789 or 4.4% at March 31, 2005 to $2,355,786 as compared to $2,255,997 at December 31, 2004 as the Company has devoted more resources on the new projects of FunPlex, Sphere floating 4D theater and 4-D Ride Dino Rampage. As at March 31, 2005, the Company had capital expenditure requirement of approximately $6,700,000 in order to complete the contracts on hand. The Company believes that it will be able to fund expected capital expenditures through internal cash flow and external resources.

Financing
---------
During the three months ended March 31, 2005, there was no change to the Company's short-term bank loan totaling $2,433,735 as compared to the position as of December 31, 2004. The bank loans bear interest at fixed rate of 5.31% per annum with interest payable monthly and the principal is due for repayment in September 2005. The loan was guaranteed by Shenzhen Huaqiang Holdings Limited ("SHQ"), a related party to the Company.

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

PART II - OTHER INFORMATION


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2005 and 2004, the Company did not issue any shares of common stock or had any unregistered sales of equity securities.


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

(b)  Reports on Form 8-K

There was no report filed on the Form 8-K during the three months ended March 31, 2005.

On April 14, 2005, the Company filed a current report on Form 8-K, regarding the resignation of two of the Company's directors and the appointment of Mr. Aiguo Deng and Mr. Hui Zhao as directors to fill the vacant seats.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            FANTATECH INC.
                                            --------------------------
                                            (Registrant)



Dated:  May 24, 2005                        By /s/ Guangwei Liang
                                            -----------------------------
                                            Guangwei  Liang
                                            Chief Executive Officer



Dated:  May 24, 2005                        By  /s/  Carl Yuen
                                            -----------------------------
                                            Carl  Yuen
                                            Chief Financial Officer