Form 10QSB
period 2005-06-30
FANTATECH INC
filed 2005-08-12
CIK 925663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2005


       |_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

               For the transition period from _______ to ________

                         Commission file number: 0-24374


                                 FANTATECH, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                                 62-1690722
-------------------------------------     -------------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                 Identification Number)


   Suite 1801A, Tower 1, China Hong Kong City, Tsimshatsui, Kowloon, Hong Kong
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (852) 2302 1636
        ----------------------------------------------------------------
                           (Issuer's telephone number)


    -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
[X] Yes   [_] No

As of July 31, 2005, the Company had 30,096,117 common shares issued and outstanding.

Transitional  Small  Business  Disclosure  Format:   [_] Yes   [X] No

                              FANTATECH, INC. AND SUBSIDIARIES

                                        FORM 10-QSB

                                           Index

Part I - Financial Information
Item 1.     Financial Statements
            Condensed Consolidated Balance Sheets - June 30, 2005 (Unaudited) and
              December 31, 2004
            Condensed Consolidated Statements of Operations (Unaudited) - Three Months
              and Six Months Ended June 30, 2005 and 2004
            Condensed Consolidated Statements of Cash Flows (Unaudited) - Six Months
              Ended June 30, 2005 and 2004
            Notes to Condensed Consolidated Financial Statements (Unaudited) - Three Months
              and Six Months Ended June 30, 2005 and 2004

Item 2.     Management's Discussion and Analysis or Plan of Operations

Item 3.     Controls and Procedures

Part II - Other Information

Item 1.     Legal Proceedings

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.     Defaults Upon Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits

Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                FANTATECH, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             June 30, 2005    December 31, 2004
                                                             -----------------------------------
                             ASSETS                           (Unaudited)
Current assets
  Cash                                                       $      459,075  $         4,078,891
  Guaranteed trust fund deposit                                       9,330                    -
  Short term bills receivable                                             -              554,217
  Trade receivables, net of allowance for doubtful accounts         280,994              470,858
  Related party receivable                                           62,296              477,701
  Inventories                                                     2,641,298            1,792,452
  Cost and estimated earnings in excess of
    billings on uncompleted contracts                             3,175,419            2,414,118
  Deposit and prepayments                                         1,669,439            1,428,410
  Other receivables                                                 453,780              156,333
                                                             -----------------------------------
Total current assets                                              8,751,631           11,372,980

Property, plant and equipment, net                                5,420,099            3,743,796
Construction in progress                                          2,607,480            2,255,997
Trademarks                                                                -              170,950
                                                             -----------------------------------
Total assets                                                 $   16,779,210  $        17,543,723
                                                             ===================================

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term bank loans                                      $    2,433,735  $         2,433,735
  Accounts payable                                                  880,552              320,227
  Accrued liabilities and other payables                          1,110,039            1,059,114
  Related party payables                                            639,601              650,588
  Billings in excess of cost and estimated earnings
    on uncompleted contracts                                      1,052,503            1,629,408
  Deposits received                                               1,753,962            1,874,335
                                                             -----------------------------------
Total current liabilities                                         7,870,392            7,967,407

Minority interests                                                4,054,159            4,122,426
                                                             -----------------------------------
Total liabilities                                                11,924,551           12,089,833
                                                             -----------------------------------
Commitments and contingencies                                             -                    -

Stockholders' equity
  Preferred stock; $0.001 par value; 10,000,000 shares
    authorized; no shares issued and outstanding                          -                    -
  Common stock; $0.001 par value; 100,000,000 shares
    authorized, 30,096,117 shares issued and
    outstanding.                                                     30,096               30,096
  Additional paid-in capital                                      4,587,190            4,587,190
  Retained earnings                                                  92,026              691,257
  Reserve funds                                                     145,347              145,347
                                                             -----------------------------------
Stockholders' equity                                              4,854,659            5,453,890
                                                             -----------------------------------
Total liabilities and stockholders' equity                   $   16,779,210  $        17,543,723
                                                             ===================================

See notes to condensed consolidated financial statements.

                              FANTATECH, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)

                                                  Three Months Ended    Three Months Ended
                                                    June 30, 2005         June 30, 2004
                                                 --------------------  --------------------
NET REVENUE :                                    $                     $
  Contracted sales                                         2,351,414             1,095,269
  Revenue sharing operations                                 223,929                73,202
                                                 --------------------  --------------------
TOTAL NET REVENUE                                          2,575,343             1,168,471
                                                 --------------------  --------------------

COST OF REVENUE:
  Direct cost of sales                                     1,699,097               760,253
  Revenue sharing operations                                 215,989                47,234
                                                 --------------------  --------------------
TOTAL COST OF REVENUE                                      1,915,086               807,487
                                                 --------------------  --------------------

GROSS PROFIT                                                 660,257               360,984
                                                 --------------------  --------------------

OPERATING EXPENSES:
  Selling and marketing                                      212,011               142,995
  General and administrative                                 538,166               333,102
  Impairment of intangible property                          170,950                     -
                                                 --------------------  --------------------
TOTAL OPERATING EXPENSES                                     921,127               476,097
                                                 --------------------  --------------------

LOSS FROM OPERATIONS                                        (260,870)             (115,113)

OTHER INCOME (EXPENSES)
  Interest expense                                           (33,025)                    -
  Other income (expense)                                      13,907               (20,111)
  Interest income                                                  -                26,093
  Non-operating income                                            71                 3,604
                                                 --------------------  --------------------

LOSS FROM CONTINUING OPERATIONS                             (279,917)             (105,527)
  BEFORE TAX PROVISION

MINORITY INTERESTS' SHARE OF LOSS                             81,672                72,376

INCOME TAX EXPENSE                                                 -                 8,448
                                                 --------------------  --------------------

LOSS FROM CONTINUING OPERATIONS                             (198,245)              (41,599)

DISCONTINUED OPERATIONS
  Gain from discontinued operations (Hytech HK)                    -                   993
                                                 --------------------  --------------------

NET LOSS                                         $          (198,245)  $           (40,606)
                                                 ====================  ====================

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC AND DILUTED                                       30,096,117            20,096,117
                                                 ====================  ====================

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE
  Loss from continuing operations                $             (0.01)  $             (0.00)
  Income (loss) from discontinued operations                    0.00                  0.00
                                                 --------------------  --------------------

  Net loss per share                             $             (0.01)  $             (0.00)
                                                 ====================  ====================

See notes to condensed consolidated financial statements.

                            FANTATECH INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)

                                                  Six Months Ended    Six Months Ended
                                                   June 30, 2005       June 30, 2004
                                                 ------------------  ------------------
NET REVENUE :                                    $                   $
  Contracted sales                                       2,823,364           2,185,864
  Revenue sharing operations                               426,445             100,950
                                                 ------------------  ------------------
TOTAL NET REVENUE                                        3,249,809           2,286,814
                                                 ------------------  ------------------

COST OF REVENUE:
  Direct cost of sales                                   2,020,045           1,487,063
  Revenue sharing operations                               409,303              61,278
                                                 ------------------  ------------------
TOTAL COST OF REVENUE                                    2,429,348           1,548,341
                                                 ------------------  ------------------

GROSS PROFIT                                               820,461             738,473
                                                 ------------------  ------------------

OPERATING EXPENSES:
  Selling and marketing                                    401,413             279,477
  General and administrative                               883,416             640,587
  Impairment of intangible property                        170,950                   -
                                                 ------------------  ------------------
TOTAL OPERATING EXPENSES                                 1,455,779             920,064
                                                 ------------------  ------------------

LOSS FROM OPERATIONS                                      (635,318)           (181,591)

OTHER INCOME (EXPENSES)
  Interest expense                                         (65,333)                  -
  Other income (expense)                                    29,487             (34,195)
  Interest income                                            3,271              51,273
  Non-operating income                                         428               5,330
                                                 ------------------  ------------------

LOSS FROM CONTINUING OPERATIONS                           (667,465)           (159,183)
  BEFORE TAX PROVISION

MINORITY INTERESTS' SHARE OF LOSS                           68,267             139,054

INCOME TAX EXPENSE                                              33              19,889
                                                 ------------------  ------------------

LOSS FROM CONTINUING OPERATIONS                           (599,231)            (40,018)

DISCONTINUED OPERATIONS
  Gain from discontinued operations (Hytech HK)                  -                 993
                                                 ------------------  ------------------

NET LOSS                                         $        (599,231)  $         (39,025)
                                                 ==================  ==================

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC AND DILUTED                                     30,096,117          20,096,117
                                                 ==================  ==================

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE
  Loss from continuing operations                $           (0.02)  $           (0.00)
  Income (loss) from discontinued operations                  0.00                0.00
                                                 ------------------  ------------------

  Net loss per share                             $           (0.02)  $           (0.00)
                                                 ==================  ==================

See notes to condensed consolidated financial statements.

                                     FANTATECH, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

                                                                     Six Months Ended    Six Months Ended
                                                                      June 30, 2005       June 30, 2004
                                                                    ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                            $        (599,231)  $         (39,025)
  Less: income from discontinued operations                                         -                 993
                                                                    ------------------  ------------------
Loss from continuing operations                                              (599,231)            (40,018)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
  Depreciation expense                                                        505,045             270,050
  Impairment of intangible property                                           170,950                   -
  Minority interests' share of loss                                           (68,267)           (139,054)
  Provision for doubtful accounts                                              95,021                   -
Change in operating assets and liabilities:
  Decrease  in trade receivables                                               94,843             202,060
  (Increase) in inventories                                                  (848,846)         (1,036,618)
  (Increase) decrease  in costs and estimated earnings
    in excess of billings on uncompleted contracts                           (761,301)            147,050
  (Increase) in deposits and prepayments                                     (241,029)           (246,799)
  (Increase) decrease in other receivables                                   (297,447)             22,479
  (Increase)  in guaranteed unit trust fund                                    (9,330)                  -
  Decrease  in short term bills receivable                                    554,217                   -
  Decrease in related party receivable                                        415,405                   -
  Increase (decrease) in accounts payable, accrued liabilities and
    other payables                                                            611,250            (726,861)
  (Decrease) increase in related party payables                               (10,987)            172,681
  (Decrease) in billings in excess of costs and estimated earnings
    on uncompleted contracts                                                 (576,905)                  -
  (Decrease) increase in deposits received                                   (120,373)            669,437
                                                                    ------------------  ------------------
Net cash used in operating activities                                      (1,086,985)           (705,593)
                                                                    ------------------  ------------------
Net cash provided by discontinued operations                                        -                 993
                                                                    ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment                                (2,181,348)         (1,539,469)
  Construction in progress                                                   (351,483)           (203,508)
                                                                    ------------------  ------------------
Net cash used in investing activities                                      (2,532,831)         (1,742,977)
                                                                    ------------------  ------------------

NET DECREASE IN CASH                                                       (3,619,816)         (2,447,577)

Cash and cash equivalents, at beginning of period                           4,078,891           5,240,816
                                                                    ------------------  ------------------

Cash and cash equivalents, at end of period                         $         459,075   $       2,793,239
                                                                    ==================  ==================

Supplementary disclosures of cash flow information:
  Interest paid                                                     $          65,333   $               -
                                                                    ==================  ==================

  Taxes paid                                                        $          60,683   $          26,041
                                                                    ==================  ==================

See notes to condensed consolidated financial statements.

                        FANTATECH, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

1.   ORGANIZATION  AND  PRINCIPAL  ACTIVITIES

Fantatech, Inc. (hereinafter referred to as the "Company", which term shall include, when the context so requires, its subsidiaries and affiliates), formerly Lucas Educational Systems, Inc., was incorporated in the State of Delaware in 1996. The Company is engaged in the design, manufacturing, sale and operation of hi-tech entertainment and amusement attractions for group audiences including simulation attractions and equipment, 3D/4D theatres, indoor entertainment centers and outdoor theme parks.

In November 2002, the Company acquired all of the issued and outstanding shares of Intsys Share Limited ("Intsys"). Intsys was incorporated in the British Virgin Islands ("BVI") on April 29, 2002. Intsys is currently the sole owner of Shenzhen Digitainment Co., Ltd. ("SDCL"), incorporated in the People's Republic of China (the "PRC" or "China"), and Megabase Investment Limited ("Megabase"), a BVI company, and is the majority (70%) shareholder of Hytechnology Inc. ("Hytech US"), a Delaware corporation. SDCL, in turn is a 40% owner of Fantatech Development Inc. ("FDI"), a PRC Company.

In May 2002, Intsys acquired a 65.41% interest in SDCL, then a joint venture company operating under the name Shenzhen Hytechnology Inc., in exchange for all of the outstanding shares of Intsys. The business combination was deemed to be a reverse merger and the acquisition of the 65.41% interest in SDCL has been accounted for at historical cost. SDCL was established in 1998 and is engaged in the development and production of hi-tech entertainment and amusement products, including 4D theatres, simulation games, indoor entertainment centers, large size indoor attractions and theme parks.

In August 2002, Intsys established and became a 99% shareholder of Hytechnology Limited ("Hytech HK"), a Hong Kong company. Hytech HK engaged in the sales and marketing of the products of SDCL outside the United States (excluding China). On May 12, 2004, the Company sold its entire interest in Hytech HK to Top Link Hi-Tech Development (H.K.) Limited ("Top Link"), a Hong Kong corporation ultimately owned by Shenzhen Huaqiang Holdings Ltd. ("SHQ"). The Chairman and the President of SHQ are also the Chairman and the CEO of the Company, respectively.

In September 2002, Intsys acquired a 70% equity interest in Hytechnology, Inc. ("Hytech US"), a Delaware Corporation, from a third party for $172,000. Hytech US is engaged in the sales and marketing of the products of SDCL in the United States.

In August 2003, SDCL, Shenzhen Huaqiang Industry Company Limited ("SHICL") and Shenzhen Huaqiang Venture Capital Company Limited ("SHVCCL") incorporated FDI. Each of SDCL and SHICL hold a 40% interest in FDI with the remaining 20% interest held by SHVCCL. FDI is engaged in the sales and marketing of the products of SDCL in China and assists SDCL with soliciting contracts for the development of hi-tech entertainment and amusement centers and theme parks. Subsequent to its formation, SHVCCL assigned all of its management and control rights in FDI to SDCL. SHICL and SHVCCL are affiliates of SHQ.

In October 2004, the Company entered into a Share Exchange Agreement with Intsys and Topforce Asia Limited ("Topforce"), a BVI corporation, pursuant to which Intsys acquired from Topforce 100% of the shares of Megabase Investment Limited ("Megabase"), the BVI corporation that owned the remaining 34.59% interest in SDCL, in exchange for 10,0000,000 shares of the Company's common stock. Upon consummation of the share exchange, Intsys became the sole owner of SDCL.

Palisades Capital Group, LLC ("PCG"), an independent financial advisory company that was engaged by the Board of Directors of the Company, valued SDCL and issued a fairness opinion which concluded that the shares of the Company issued under the Share Exchange Agreement reflected fairly the value of the assets acquired.

The acquisition of the remaining 34.59% interest of SDCL was not treated by the Company as a business combination since it was the acquisition of noncontrolling equity interest in a subsidiary - the minority interest, pursuant to the definition as contained in SFAS No. 141.

In determining the fair value of the remaining interest in SDCL, the Company relied on the following facts:

(1) The trading of the Company's common stock in the open market has been limited and sporadic and with little volume and should therefore not be used as a reliable indicator of fair market value.

(2) At the time of the acquisition, the Company's only major asset was its 65.41% interest in SDCL, and it had approximately 20,100,000 shares of common stock outstanding. Therefore, the 34.59% interest would be equivalent to approximately an additional 10,000,000 shares of common stock.

(3) Based on the opinion of PCG, after taking into account the potential market discount for the limited liquidity and the restricted nature of the Company's common stock, and other relevant factors, the fair value derived for the 34.59% interest approximated its book value, which was within the range of fair value pursuant to the opinion.

Accordingly, the acquisition was accounted for using the purchase method of accounting and the value of the acquired interest was $1,711,816, which was also approximately equal to the proportional historical equity value of the 34.59% interest in SDCL.

Subsequent to the issuance of the 10,000,000 shares of common stock, the Company had a total of 30,096,117 shares of common stock issued and outstanding.

On April 4, 2005, through a share exchange with Shenzhen Huaqiang Technology Co., Ltd. ("SHT"), a PRC company, all of the issued and outstanding shares of Vinsway Holding Limited ("Vinsway"), a company which was formerly controlled jointly by the Company's Chairman, CEO, and two former directors, who owned 6,222,963 shares of common stock of the Company, was transferred to SHT in exchange for an aggregated 2.5% interest in SHT. Xinan Hu, a former director of the Company, is one of the Directors of SHT. Subsequent to the share exchange, SHT, through its effective control of Vinsway, became an affiliate of the Company by virtue of its ownership of a 20.68% interest in the Company. It is expected that this share transfer will not affect the stability of the management of the Company.

All of the Company's production and most of its business operations are located in the PRC and are conducted in Renminbi ("RMB"), which is the currency of China. During the three months and six months ended June 30, 2005 and 2004, the exchange rate remained stable at approximately US$1.00 to RMB 8.30.

On July 21, 2005, the People's Bank of China ("PBC") announced that RMB would no longer be tied directly to the United States Dollar ("USD") but against a 'basket' of foreign currencies under a managed floating exchange rate regime, and the new official parity exchange rate of USD to RMB was set at US 1.00 to RMB 8.11, to be allowed to float within a band of +-0.3 percent around the central parity rate as published by the PBC daily. Subsequent to June 30, 2005, the Company will record and adjust its exchange rate applicable to the translation of financial information in accordance with the announced change as of the effective date.

The Company purchases some of its raw materials from related parties, and has continuing transactions with such parties.

2.   BASIS  OF  PRESENTATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION - The interim unaudited condensed consolidated financial statements include the financial statements of the Company, its subsidiaries in which the Company has an effective controlling interest, including its effectively controlled associated company, FDI. All material intercompany balances and transactions, including intercompany profits and unrealized profits and losses are eliminated in consolidation.

The interim unaudited condensed consolidated financial statements as of June 30, 2005 and for the three months and six months ended June 30, 2005 and 2004, in the opinion of the management of the Company, reflect all adjustments of normal and recurring nature, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures are adequate to make the information presented herein not misleading. Accordingly, these unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The results of operations for the interim periods presented are not necessarily comparable to or indicative of the results of any other interim period or to be expected for the entire year ending December 31, 2005.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, including those related to costs and estimated earnings in excess of billings on uncompleted contracts, allowance for doubtful accounts, disclosure of contingent assets and liabilities at the date of the financial statements and the amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION - The Company's PRC subsidiaries maintain their financial records and the statutory financial statements in Renminbi ("RMB"), the official currency of the PRC. Revenue and expenditures denominated in currencies other than RMB are translated into RMB at the prevailing exchange rate when recognized and recorded in the PRC financial records. Monetary assets and liabilities denominated in other currencies are also translated into and recorded in RMB at the balances sheet date. Any transaction gain or loss is charged to the statement of operations of the PRC subsidiaries in the period in which such gain or loss occurs. The PRC accounts denominated in RMB are then translated into USD, the reporting currency of the Company, using the exchange rate prevailing at the balance sheet date for consolidation and presentation. As of June 30, 2005 and 2004, the PRC financial statements were translated from RMB to USD at a single exchange rate of US 1.00 to RMB 8.3. Since the exchange rate has remained fixed during such periods, there is no resulting translation gain or loss recorded as a separate component of stockholders' equity. The official exchange rate has been revised to US 1.00 to RMB 8.11 by the People's Bank of China effective on July 21, 2005.

This quotation of the exchange rates does not imply free convertibility of RMB to USD. All foreign exchange transactions in PRC continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. Approval of foreign currency payments by the Foreign Exchange Management Bureau or other institutions requires submitting a payment application form together with invoices, shipping documents and signed contracts.

The Company's other subsidiaries in the US and BVI adopted USD as their functional currency. Transactions denominated in currencies other than the functional currency of these subsidiaries are converted into their functional currency at the prevailing exchange rates at the date of transaction or settlement. No further translation of currency is thus required.

EARNINGS PER SHARE - Statement of Financial Accounting Standard No. 128, "Earnings per share" ("SFAS No. 128") requires dual presentation of basic and diluted earnings per share ("EPS") with a reconciliation of the numerator and denominator of the EPS computations. Basic EPS excludes the dilutive effects of stock options, warrants and convertible securities, if any, and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as convertible preferred stock, warrants to purchase common stock and common stock options) were exercised or converted into common stock (see Note 8).

All common share amounts present herein have been restated to reflect a 1 for 2 reverse stock split effective June 30, 2004.

RECLASSIFICATIONS - Certain prior year amounts in the accompanying unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the results of operations or financial position for any period presented.


3.   INVENTORIES

Inventories as at June 30, 2005 and December 31, 2004 are summarized as follows:

                       June 30, 2005   December 31, 2004
                        (Unaudited)
                      ---------------  ------------------
     Raw Materials    $     2,365,616  $        1,437,481
     Work-in-process          134,071             195,525
     Finished Goods           141,611             159,446
                      ---------------  ------------------
                      $     2,641,298  $        1,792,452
                      ===============  ==================


4.   COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts as of June 30, 2005 and December 31, 2004 are summarized as follows:

                                                          June 30, 2005   December 31, 2004
                                                           (Unaudited)
                                                         ---------------  -----------------
     Cumulative costs incurred on uncompleted contracts  $   14,156,457   $     13,472,578

     Cumulative estimated earnings to date                    3,705,607          3,665,374
                                                         ---------------  -----------------
                                                             17,862,064         17,137,952

     Less: Billings to date                                 (15,739,148)       (16,353,242)
                                                         ---------------  -----------------
                                                         $    2,122,916   $        784,710
                                                         ===============  =================

Included  in  the  accompanying  balance  sheets  under  the following captions:

                                                    June 30, 2005    December 31, 2004
                                                     (Unaudited)
                                                   ---------------  -------------------
     Costs and estimated earnings in excess       $                 $
       of billings on uncompleted contracts             3,175,419            2,414,118
     Billings in excess of costs and estimated
       earnings on uncompleted contracts               (1,052,503)          (1,629,408)
                                                   ---------------  -------------------
                                                  $    2,122,916    $          784,710
                                                   ===============  ===================


5.  PROPERTY,  PLANT  AND  EQUIPMENT

Property, plant, and equipment as at June 30, 2005 and December 31, 2004 consisted of the following:

                                                        June 30, 2005   December 31, 2004
                                                         (Unaudited)
                                                       ---------------  ------------------
     Lease hold improvements                           $      423,270   $         412,964
     Plant and machinery                                      485,718             455,927
     Furniture and fixtures                                   107,758             105,353
     Equipment invested in revenue sharing operations       4,973,626           3,017,555
     Computers and equipment                                1,028,869           1,009,350
     Motor vehicles                                           313,936             295,633
                                                       ---------------  ------------------
                                                            7,333,177           5,296,782
     Less: Acumulated depreciation and amortization        (1,913,078)         (1,552,986)
                                                       ---------------  ------------------
                                                       $    5,420,099   $       3,743,796
                                                       ===============  ==================

Depreciation expense was $266,627 and $149,170 for the three months ended June 30, 2005 and 2004, respectively, and $505,045 and $270,050 for the six months ended June 30, 2005 and 2004, respectively.


6.  STOCK-BASED  COMPENSATION

On January 7, 2004, the Company granted a total of 2,000,000 stock options to its key employees to purchase common stock at an exercise price of $1.00 per share. Market price of the Company's common stock at the grant date was $0.80 per share. The stock options vest and are exercisable as follows:

     Scale        Vested and exercisable
     ------       ---------------------------
     50%          On or after January 7, 2007
     80%          On or after January 7, 2008
     100%         On or after January 7, 2009

All options unexercised expire on January 6, 2014 and options are cancelled one month after termination of employment.

On December 16, 2004, the Financial Accounting Standards Board published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements.
Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The Company will implement SFAS 123R beginning January 1, 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of Accounting Principles Board Opinion No. 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of adopting SFAS 123R.

Presently, the Company follows SFAS No. 123, which defines a fair-value method of accounting for stock based employee compensation and transaction in which an entity issues its equity instruments to acquire goods and services from non-employee. The provisions of SFAS No. 123 allow companies to either record an expense in the financial statements to reflect the estimated fair value of stock options to employees, or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but to disclose on an annual basis the pro forma effect on net income (loss) and net income (loss) per share had the fair value of the stock options been recorded in the financial statements.

SFAS No. 123 was amended by SFAS No. 148, which now requires companies to disclose in interim financial statements the pro forma effect on net income
(loss) and net income (loss) per common share of the estimated fair market value of stock options issued to employees. Accordingly, compensation cost for stock options to employees is measured as the excess, if any, of the fair market price of the Company's common stock at the date of grant above the amount an employee must pay to acquire the common stock.

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

Pro forma Disclosure - The fair value of stock options and warrants granted by the Company has been estimated on the grant date using the Black-Scholes option-pricing model. Had such stock options been accounted for pursuant to SFAS No. 123, the effect on the Company's results of operations would have been as shown below:

                                      Three months ended June 30,     Six months ended June 30,
                                     -----------------------------  -----------------------------
                                          2005           2004            2005           2004
                                     -----------------------------  -----------------------------
Net loss
  As reported                        $    (198,245)       (40,606)  $    (599,231)       (39,025)
    Compensation expense for stock
      options based on fair value,
        net of taxes                       (69,047)       (69,047)       (138,094)      (138,094)
                                     -----------------------------  -----------------------------
    Pro forma net loss                    (267,292)      (109,653)       (737,325)      (177,119)
                                     -----------------------------  -----------------------------
Net loss per share
    As reported - Basic and diluted  $       (0.01)         (0.00)  $       (0.02)         (0.00)
                                     -----------------------------  -----------------------------
    Pro forma - Basic and diluted            (0.01)         (0.01)          (0.02)         (0.01)
                                     -----------------------------  -----------------------------


7.   EARNINGS  PER  SHARE

The Company accounts for earnings per share ("EPS") under the provisions of Statement of Financial Accounting Standard No. 128, "Earnings per share", ("SFAS No. 128"), which requires dual presentation of basic and diluted EPS with a reconciliation of the numerator and denominator of the EPS computations. Basic EPS excludes dilutive effects of stock options, warrants and convertible securities, if any, and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock (such as convertible preferred stock, warrants to purchase common stock and common stock options) were exercised or converted into common stock using the treasury stock method, unless the effect is to reduce a loss or increase earnings per share.

On January 6, 2004, the Company granted 2,000,000 stock options to the officers and key employees of the Company to purchase common stock at an exercise price of $1.00 per share. As at June 30, 2005, there were 2,000,000 stock options issued and outstanding. None of the outstanding stock options are exercisable prior to January 7, 2007. Although the average closing market price of the Company's common stock as at June 30, 2005 was approximately $1.01, which exceeds slightly the option exercise price of $1.00 of the stock options, trading of the Company's common stock was generally limited and sporadic, and the market price reference should not be deemed to constitute a reference for the computation.

These stock options were not considered to be potentially dilutive securities, and were not included in the calculation of loss per share for the three months and six months ended June 30, 2005 because the Company incurred losses during these periods and thus their effect would have been anti-dilutive. Similarly, for the three months and six months period ended June 30, 2004, the common shares issuable upon exercise of outstanding stock options were also excluded from the calculation of diluted EPS. Accordingly, basic and diluted EPS is the same for all periods presented.


8.  DISPOSAL  OF  HYTECHNOLOGY  LIMITED  -  DISCONTINUED  OPERATIONS

On May 12, 2004, the Company sold its entire interest in Hytech HK to Top Link for $1,277. The sale price represented the value of the issued capital of Hytech HK. The carrying value of Hytech HK at the time of disposal was negative ($747), which amount had previously been written off. Top Link is a Hong Kong corporation ultimately owned by SHQ, of which the Chairman and the President are also the Chairman and the CEO of the Company. Hytech HK was engaged in the sales and marketing of entertainment products, including the products of SDCL.

Management believed that the disposal of Hytech HK will have minimal impact on the Company's operation as the Company will continue to sell and market its products through its other subsidiaries subsequent to the disposal.


9.  IMPAIRMENT  OF  INTANGIBLE  ASSET

In view of the reduced business activities of Hytech US, including the fact that there were no sales contracts secured in 2004 and 2005, the Company conducted a re-evaluation of the intangible assets associated with trademark registered by Hytech US and the related expected future cash flows. As a result of this evaluation, the Company recorded a full provision for impairment of $170,950 for the three months ended June 30, 2005. There was no impairment of intangible assets recorded in 2004.


10.  RELATED  PARTY  TRANSACTIONS  AND  ARRANGEMENTS

(a)  Agreement  with  associated  company

On June 1, 2004, SDCL and FDI entered into an Agreement pursuant to which SDCL engaged FDI, its controlled associated company, as its sales agent for the marketing and distribution of its amusement and simulation equipment and 3D/4D theatres in China.

Commencing January 1, 2005 and thereafter, FDI will be entitled to a commission ranging from 10% to

20% of the contract price, depending on the gross margin of the specific contract and the size of the related project under the contract. In addition, a 5% advertising and promotional incentive will be provided to FDI for each contract solicited by FDI. The aforesaid commissions and incentives will be reflected in the ex-factory price (reduced selling price) and transferred to FDI through its purchase from SDCL of the related equipment and products. The agreement can be terminated at any time with 60 days notice to the other party.

FDI will be responsible for its own operating costs including staff salaries, marketing and promotional expenses, general office administrative expenses as well as the associated sales taxes and income tax.

In addition, the agreement also provides that FDI may include in its sales contracts a provision for the cooperative operation of any hi-tech amusement center "FunPlex" or theme park "Fantawild" when the proposed operating venue is suitable for the business. However, FDI will only act as the agent in such part of the contract on behalf of SDCL. FDI will have no direct or indirect economic or legal interest in the revenue sharing operations, which will be solely the business of SDCL and SDCL will be responsible for contributing the equipment and fixed assets required for the cooperative operation. All revenues generating by such cooperated businesses will be received by SDCL, and all the related expenses as stipulated in such cooperation contracts will be borne by SDCL.

In practice, the advertising and promotional incentives and commissions are paid to FDI through a price reduction. SDCL reduces the sales price to FDI by the amount of the agreed percentage of incentives and commissions, which represents a reduction in the revenue of SDCL. FDI can capture such portion of revenue from its onward sales to the ultimate customers. In this regard, the revenue recognized by SDCL is in compliance with EITF No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)".

When FDI receives the commissions and incentives, which are reflected as reduced costs of sales for FDI, the income is included in FDI's gross profit, which supports FDI's selling, administrative and other operating functions. No further incentives are passed on to the ultimate customers from FDI.

The revenue recognized by SDCL and the reduced costs of sales for FDI, however, are eliminated in preparing the consolidated financial statements of the Company. Accordingly, the commission and incentive received by FDI are included in the consolidated gross profit only.

During the three months and six months ended June 30, 2005, SDCL sold its products to FDI for an aggregate price of $149,328 and $445,379, respectively, for resale to end customers. During the three months and six months ended June 30, 2005 FDI collected for SDCL a total of $81,180 and $149,328, respectively, of the net revenue shared from three of the FunPlex amusement centers operated for SDCL. During the three months and six months ended June 30, 2004, there were no such sale and revenue sharing transactions between SDCL and FDI.


(b)  Purchases  of  digital  films  and  related  components

During the three months and six months ended June 30, 2005, the Company purchased certain components for its products from Hyvision Digital Film Inc. ("Film Inc."), an affiliate of SHQ, having a total value of $337,349 and $409,538, respectively. During the three months and six months ended June 30, 2004, total purchases from Film Inc. were $0 and $253,012, respectively. Mr. Guangwei Liang and Mr. Ming Li are common directors of Film Inc. and the Company.


(c)  Sales  to  related  parties

During the three months and six months ended June 30, 2005, the Company sold equipment to Hytech HK for an aggregate price of $0 and $100,000, respectively, and $0 and $830 for the three months and six months ended June 30, 2004, respectively.

(d)     Related  party  receivables  and  payables

As at June 30, 2005 and December 31, 2004, the amounts payable and receivable from related parties are summarized as follows:

                                            June 30, 2005    December 31, 2004
                                           ---------------  -------------------
Amounts due from:
-----------------
Hytech HK (1)                              $            -   $          400,862
Shenzhen Huaqiang Industrial
  and Trading Co. Ltd. (2)                         25,046               17,470
Chunren Xie (3)                                     1,500                1,500
Directors (4)                                      35,750                1,922
Shenzhen Huaqiang Technology Co., Ltd (6)               -               55,947
                                           ---------------  -------------------
                                           $       62,296   $          477,701
                                           ===============  ===================

Amounts due to:
---------------
Hytech HK (1)                              $     (140,676)  $         (350,588)
Top Link Development Limited (7)                 (280,000)            (280,000)
Dehou Fang (7)                                    (20,000)             (20,000)
Film Inc. (5)                                    (168,675)                   -
Bilibest Industries Ltd (8)                       (30,250)                   -
                                           ---------------  -------------------
                                           $     (639,601)  $         (650,588)
                                           ===============  ===================

(1) The amount payable to Hytech HK represents the payment made on behalf of the Company in respect of its administrative expenses incurred outside the PRC. These amounts are unsecured, non-interest bearing and have no definite term of repayment. The amount due from Hytech HK was the trade account receivable that arose from the sales of the Company's products.

(2) Shenzhen Huaqiang Industrial and Trading Co., Ltd. ("HIT") is an affiliate of SHQ. This amount was loaned to HIT in connection with one of the revenue sharing operations that has since been terminated and moved to another location. The loan is unsecured, non-interest bearing and has no definite term of repayment.

(3)  Chunren  Xie  is  a  30%  minority  shareholder  of  Hytech  US.

(4) Amount due from directors represent cash advances made for business trips and trade fairs.

(5) The amount payable to Film Inc. represents the trade accounts payable arising from the purchase of products.

(6) The receivable due from SHT is the interest receivable on cash deposit placed with the clearing center organized and managed by SHT. The clearing center offered a market interest rate for the Company's cash fixed deposit and allowed flexibility with respect to changing deposit terms. SHT is a PRC company that holds 20.7% interest in the Company. SHT is also a 20% shareholder of Film Inc.

(7) The amounts due to Top Link Development Limited ("TLD") and Mr. Dehou Fang represent the amounts loaned to Intsys in 2002 for the acquisition of Hytech US and other administrative expenses of the Company. TLD is the immediate holding company of Top Link and Mr. Dehou Fang is a director of Intsys. These related party loans aggregating $300,000 are unsecured, non-interest bearing and have no definite term of repayment.

(8) The amounts payable to Bilibest Industries Limited, an affiliate of SHQ, represent payment made on behalf of the Company for certain administrative expenses incurred outside PRC. These amounts are unsecured, non-interest bearing and have no definite term of repayment.


11.   SEGMENT  REPORTING

The following segment information is presented in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," which requires companies to report selected segment information and to report certain entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenue which were assessed by the management separately. The segment information is based on the management approach adopted in the Company's internal organization and the reported revenue and operating income for the measured segments are based on information provided to the chief operating decision maker for performance review and resources allocation.

Management of the Company monitors the performance of the operations in two segments with respect to the nature of revenue generated from the sales of its products, which are divided into two main categories: (1) contract sales of equipment or facilities used in hi-tech amusement centers or theme parks, 3D/4D theaters and the related products; and (2) revenue sharing operations.

Each segment involves different marketing strategies and business techniques as well as different resource allocation. The Company's chief operating decision maker evaluates performance based on EBIT (earnings or loss before interest, taxes, impairment losses, and minority interest). The segments related to contracted sales and revenue sharing operations are assessed based on the net income after deducting the relevant direct costs of sales, depreciation expenses, selling, administrative and management costs. Other corporate expenses consist of general administrative expenses that are not directly related to the operations of this segment are classified to corporate.

The following tables summarize revenues and EBIT by segment for the three months and six months ended June 30, 2005 and 2004.

2005                                             Three months ended June 30,            Six months ended June 30,
                                             -------------------------------------  -------------------------------------
                                                            Revenue                                Revenue
                                             Contracted     Sharing                 Contracted     Sharing
                                                Sales     Operations      Total        Sales     Operations      Total
                                             -----------  -----------  -----------  -----------  -----------  -----------
NET REVENUE                                  $ 2,351,414  $   223,929  $2,575,343   $ 2,823,364  $   426,445  $3,249,809
                                             -----------  -----------  -----------  -----------  -----------  -----------

Direct costs of production                       686,213                  686,213       907,213                  907,213
Salaries, wages and                                                             -                                      -
  related personnel expenses                     882,776       18,095     900,871       970,317       46,773   1,017,090
Selling & marketing expenses                     212,011                  212,011       401,413                  401,413
Depreciation of fixed assets                     130,108      197,894     328,002       142,515      362,530     505,045
                                             -----------  -----------  -----------  -----------  -----------  -----------
  Total Operating Expenses                     1,911,108      215,989   2,127,097     2,421,458      409,303   2,830,761
                                             -----------  -----------  -----------  -----------  -----------  -----------

INCOME (LOSS) FROM OPERATIONS                    440,306        7,940     448,246       401,906       17,142     419,048

Corporate administrative and other expenses            -            -     524,188             -            -     853,501
                                             -----------  -----------  -----------  -----------  -----------  -----------

EBIT                                                                      (75,942)                              (434,453)
                                                                       -----------                            -----------

Reconciliation of EBIT to net income:
  Minority interest                                                       (81,672)                               (68,267)
  Interest (income) expenses, net                                          33,025                                 62,062
  Income tax expenses                                                           -                                     33
  Impariment on intangible assets                                         170,950                                170,950
                                                                       -----------                            -----------
NET LOSS                                                               $ (198,245)                            $ (599,231)
                                                                       ===========                            ===========


2004                                             Three months ended June 30,            Six months ended June 30,
                                             -------------------------------------  -------------------------------------
                                                            Revenue                                Revenue
                                             Contracted     Sharing                 Contracted     Sharing
                                                Sales     Operations      Total        Sales     Operations      Total
                                             -----------  -----------  -----------  -----------  -----------  -----------
NET REVENUE                                  $ 1,095,269  $    73,202  $1,168,471   $ 2,185,864  $   100,950  $2,286,814
                                             -----------  -----------  -----------  -----------  -----------  -----------

Direct costs of production                       386,383                  386,383       667,015                  667,015
Salaries, wages and                                                             -                                      -
  related personnel expenses                     361,303       11,431     372,734       599,845       11,431     611,276
Selling & marketing expenses                      95,726                   95,726       279,477                  279,477
Depreciation of fixed assets                      59,836       35,803      95,639       220,203       49,847     270,050
                                             -----------  -----------  -----------  -----------  -----------  -----------
  Total Operating Expenses                       903,248       47,234     950,482     1,766,540       61,278   1,827,818
                                             -----------  -----------  -----------  -----------  -----------  -----------

INCOME (LOSS) FROM OPERATIONS                    192,021       25,968     217,989       419,324       39,672     458,996

Corporate administrative and other expenses            -            -     349,609             -            -     669,452
                                             -----------  -----------  -----------                            -----------

EBIT                                                                     (131,620)                              (210,456)
                                                                       -----------                            -----------

Reconciliation of EBIT to net income:
  Minority interest                                                       (72,376)                              (139,054)
  Interest (income) expenses, net                                         (26,093)                               (51,273)
  Income tax expenses                                                       8,448                                 19,889
  Gain on disposal of Hytech HK                                              (993)                                  (993)
                                                                       -----------                            -----------
NET LOSS                                                               $  (40,606)                            $  (39,025)
                                                                       ===========                            ===========

The following table reconciles each reporting segment's assets to total assets reported on the Company's consolidated balance sheets as of June 30, 2005 and 2004.

                                       June 30, 2005   June 30, 2004
                                      --------------  --------------
     Contracted sales                 $    5,782,899  $    1,886,100
     Revenue sharing operations            4,521,891       1,851,517
     Shared assets *                       6,474,421       7,696,443
                                      --------------  --------------

     Total Assets                     $   16,779,211  $   11,434,060
                                      ==============  ==============

* Shared assets represent assets that provide benefit to all of the Company's operating segments.

Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.

There were no intersegment revenues generated for the three months and six months ended June 30, 2005 and 2004, respectively.


12.  MINORITY  INTEREST

As of June 30, 2005, the Company's minority interest balance was $4,054,159. It was comprised of the minority shares of effectively controlled subsidiaries, including FDI and Hytech US. As of June 30, 2004, the minority interest balance was $5,650,126, which was comprised of the minority shares of SDCL, Hytech US and FDI, which the Company did not own. As of June 30, 2005, the Company owned a 70% interest in Hytech US and a 40% interest in FDI.

During the three months and six months ended June 30, 2005, the Company recorded the minority interests share of loss of $81,672 and $68,267, respectively, as compared to the minority interests share of loss of $72,376 and $139,054, respectively, for the three months and six months ended June 30, 2004.

13.  SUBSEQUENT  EVENTS

(a)  Management  Companies

During the three months ended June 30, 2005, the Company resolved to set up two management companies in the cities of Chongqing and Tianjin in the PRC, in order to manage the operations of the theme park in Chongqing and the Dino-Rampage in Tianjin, respectively, which are scheduled to commence operations by the end of 2005. These proposed management companies are intended to facilitate the smooth operation of the aforesaid large-size revenue sharing operations and will be budgeted to operate at a break-even level.

The relevant incorporation documentation and applications have been submitted to the local governmental authorities for approval and registration. The Chongqing management company has been named as "Chongqing FantaWild FanPlex Tour Co. Ltd." ("Chongqing FTC") and will be owned by SDCL (90%) and FDI (10%) with registered capital of approximately $620,000. The approval for corporate registration was received in July 2005 and the Company is in the process of completing the remaining incorporation procedures, including tax registration.

The proposed name for the Tianjin management company is "Tianjin Longqiao FantaWild Kepu Ltd." ("Tianjin LFK"), which will be owned equally by FDI and Tianjin Longqiao Property Development Co. Ltd. ("Longqiao PDL"), a third party local partner of the revenue sharing operations, with registered capital of approximately $37,000. The corporate registration process for Tianjin LFK is being handled by Longqiao PDL and is currently awaiting approval from the local government as well as the completion of other relevant incorporation procedures.

As soon as the incorporation procedures for Chongqing FTC and Tianjin LFK have been completed, the financial statements of these newly set up management companies will be established and consolidated into the Company's financial statements, although it is not expected to have any material effect on the Company's financial position during the remainder of 2005.

(b)  Bridge  Loan

In early August 2005, the Company obtained a bridge loan of approximately $1,000,000 from Shenzhen Huaqiang Technology Co., Ltd., a related party, at the prevailing market interest rate of 5.58% per annum.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Cautionary  Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities  Litigation  Reform  Act  of  1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross margin trends, operating costs, the availability of funds to finance capital expenditures and operations, facility expansion plans, competition, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein. Except as required by applicable law or regulation, the Company undertakes no obligation to update or revise any forward-looking statement contained in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

OVERVIEW

Fantatech, Inc., formerly Lucas Educational Systems, Inc. (the "Company"), was incorporated in 1996. Effective November 6, 2002, the Company acquired Intsys, which, through its subsidiaries and affiliates, is engaged in the development, manufacturing, sale and operation of hi-tech entertainment and amusement products, including 4D theaters, indoor entertainment centers (FunPlex), large size outdoor attractions and theme parks. The Company's technical team is experienced in the design and manufacturing of comprehensive, integrated, computerized entertainment products.

Most of the Company's customers are located in the People's Republic of China ("PRC"), and sales to such customers are generally on an open account basis with deposit collected in advance. The Company purchases raw materials and certain components from various suppliers located in the PRC.

The Company participates in the operation of FunPlex indoor entertainment centers, large size outdoor attractions and theme parks (each, a "Revenue-Sharing Center") through cooperation agreements with local venture partners in PRC cities. The Company selects appropriate partners and sells them a portion of the amusement equipment and machines required to set up a Revenue-Sharing Center. The Company generally provides the balance of the amusement and entertainment equipment required for the Revenue-Sharing Center to its local venture partners in exchange for approximately a 50% share of its gross revenue. The local partners are responsible for operating, promoting, and providing suitable venues for the Revenue-Sharing Centers. In general, the amount of equipment required to be purchased by a local venture partner is calculated such that the Company's gross margin on the purchased equipment covers its internal cost for the balance of the required equipment. The Company also considers the credibility of the local partner and the costs associated with the operating venues. The Revenue-Sharing Centers therefore require only a minimal cash investment on the part of the Company, related primarily to the provision of maintenance services, after commencement of the Revenue-Sharing Center operations. The Company retains all title to the equipment it provides to the Revenue-Sharing Center (except for equipment purchased by the venture partner) and may repossess and relocate such equipment if its local venture partners cannot fulfill their obligations under the cooperation agreements.

At June 30, 2005, there were a total of eight Revenue-Sharing Centers operating in different PRC cities in which the Company has a revenue-sharing interest, including Zhuhai, Changzhi, Beijing, Dalian, Datong, Wuhan, Huizhou and Dongguan. Also, the first 4D Ride Dino-Rampage attraction built by the Company commenced operation in the Beijing FunPlex amusement center in November 2004. The

Dino Rampage attraction in Tianjin is scheduled to open in October 2005. As of June 30, 2005, the Company has been engaged in building a theme park with ten to twelve large size attractions in the city of Chongqing. A Floating Sphere 4D theatre in Beijing is also currently under construction and scheduled to be completed and opened in December 2005.

During the six months ended June 30, 2005, the FunPlex centers in Nanjing, Dalian Shida and Chenzhou were closed due to tenancy disputes between the local operators and the landlords, in which the Company was not involved. The Company has repossessed all equipment in these three centers and will transfer and relocate the equipment to locations or cities under new cooperation agreements. The Company expects that the carrying value of this equipment will be fully recovered through the transfer and reinstallation of the equipment to other Revenue-Sharing Centers, and therefore, no impairment provision has been provided.

The unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions are eliminated on consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are reported and presented in U.S. Dollars ("$" or "USD").

All of the Company's production and most of its business operations are located in the PRC and are conducted in Renminbi ("RMB"), which is the currency of China. During the three months and six months ended June 30, 2005 and 2004, the exchange rate remained stable at approximately US$1.00 to RMB 8.30. As of June 30, 2005 and 2004, the PRC financial statements were translated from RMB to USD at a single exchange rate of US$1.00 to RMB 8.3. Since the exchange rate has remained fixed during such periods, there is no resulting translation gain or loss recorded as a separate component of stockholders' equity.

On July 21, 2005, the People's Bank of China ("PBC") announced that RMB would no longer be valued with respect to the U.S. Dollar, but against a 'basket' of foreign currencies under a managed floating exchange rate regime, and the new official parity exchange rate of USD to RMB was set at US$1.00 to RMB 8.11, to be allowed to float within a band of +-0.3 percent around the central parity rate as published by the PBC daily. Subsequent to June 30, 2005, the Company will record and adjust its exchange rate application to the translation of financial information in accordance with the announced change as of the effective date.

CRITICAL  ACCOUNTING  POLICIES:

The discussion and analysis of the Company's financial condition and results of operations is based upon the Company's unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made, including those related to revenue and cost recognition, inventories, income taxes and impairment of assets. Management bases their estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's unaudited condensed consolidated financial statements.

Revenue  and  cost  recognition:
--------------------------------

The Company principally derives its revenue from (1) the sale of entertainment and amusement products, (2) long term contracts related to the design, manufacturing and assembling of 4-D screen systems, simulation amusement equipment, and large-size attractions and (3) admission fees generated from revenue sharing operations.

Revenue  is  recognized  when  the  following  four  criteria  are  met:
1)   persuasive  evidence  of  an  arrangement  exists,
2)   delivery  has  occurred  or  services  have  been  rendered,
3)   the  price  is  fixed,  and
4)   collectibility  is  reasonably  assured.

(1)  Sale  of  entertainment  and  amusement  products

Revenue from the sale of entertainment and amusement products is recognized when the products are delivered to the customers, installed and tested. Revenue is adjusted for any reduction in sales due to change in product specification or sales discounts offered to the customers.

(2)  Long-term  construction  contract  revenue  and  costs

Long-term construction contract revenue and costs are recognized as revenue and expenses in the statement of operations by reference to the stage of completion of a contract (i.e. the percentage of completion method) when the outcome of the contract can be estimated reliably. The stage of completion of a contract is determined based on the proportion of costs incurred at the balance sheet date compared to total estimated costs. A loss on a contract is recognized as an expense immediately when it is probable that total contract costs will exceed total contract revenue.

Costs attributable to unpriced change orders are treated as costs of contract performance in the period in which the costs are incurred if it is not probable that the costs will be recovered through a change in the contract price. If it is probable that the costs will be recovered through a change in the contract price, those costs would be treated as costs of contract performance in the period in which they are incurred, and contract revenue would be recognized to the extent of the costs incurred. If it is probable that the contract price will be adjusted by an amount that exceeds the costs attributable to the change order and the amount of the excess can be reliably estimated, the original contract price would also be adjusted for that amount when the costs are recognized as costs of contract performance if its realization is probable.

During the process of recognizing the revenue generated from the sales of products as described in (1) and (2) above, the Company has evaluated the criteria for multiple deliverables in using separate unit of accounting for identifiable delivered items in accordance with EITF No. 00-21 "Revenue Arrangements with Multiple Deliverables", and concluded that the amusement and entertainment products designed, manufactured and installed by the Company do not meet the stand-alone test since no part of the products will be or are sold in the market by the Company or by other similar vendors. There is no reliable evidence of fair value of the undelivered items and the contracts for sales have no general right of return relative to the delivered items.

In addition, the Company has evaluated the scope and applicability of SOP 97-2 "Software Revenue Recognition" and determined that the revenue earned on the Company's amusement products containing software is incidental to the products as a whole. The Company does not engage in businesses of licensing, selling or leasing, or otherwise marketing computer software. The software does not require significant production, modification and customization and is not the focus of the marketing efforts, nor is it what the customer perceives to obtain. The post contract services associated with the Company's products do not involve multiple element arrangements and the estimated cost for the one year product warranty is insignificant, and there are no upgrades/enhancements offered to customers currently or historically. Accordingly, the Company believes that its revenue requires no software revenue recognition.

(3)  Revenue  generated  from  revenue  sharing  operations

Income is recognized based on the agreed percentage of revenue when the revenue from Revenue-Sharing Centers becomes due and receivable. The Company recorded $223,929 and $426.445 as revenues from its Revenue-Sharing Centers for the three months and six months ended June 30, 2005, respectively, and $73,202 and $100,950 for the three months and six months ended June 30, 2004, respectively.

Asset  Impairment:
------------------

The Company reviews its long-lived assets, including the production facilities and the amusement and entertainment equipment used in the Revenue-Sharing Centers, as well as identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based upon undiscounted cash flows expected to be generated by such assets over their expected useful lives. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

In view of the fact that the business activities of Hytech US reduced substantially and there were no sales contracts secured in 2004 and 2005, the Company conducted a re-evaluation of the intangible assets associated with Hytech US and the related expected future cash flows. As a result of this evaluation, the Company recorded a full provision for impairment of $170,950 for the three months ended June 30, 2005. There was no impairment of intangible assets recorded in 2004.


CONSOLIDATED RESULTS OF OPERATIONS

The unaudited condensed consolidated statements of operations for the three months and six months ended June 30, 2004 have been adjusted in order to provide comparison for segment performance. This adjustment had no effect on the operating results for the period concerned.

Three months ended June 30, 2005 and 2004:

REVENUE

For the three months ended June 30, 2005, net sales were $2,575,343 as compared to net sales of $1,168,471 for the three months ended June 30, 2004. Approximately 8.7% and 6.3% of the net sales during the three months ended June 30, 2005 and 2004, respectively, were from the revenues generated from the revenue sharing operations.

During the three months ended June 30, 2005, net contracted sales increased by $1,256,145 or 114.7% to $2,351,414, as compared to $1,095,269 for the three months ended June 30, 2004. This was primarily due to the normal fluctuation of the business since the recognition of revenue from contracted sales was based on costs incurred in relation to the stages of completion. A significant portion of the project costs for the contracts entered in the second half of 2004 were incurred and recorded during the three months ended June 30, 2005, resulting in an increase in recognized revenue. In view of the Company's current sales contracts, and based on the stage of completion of the related projects, the Company expects the increase in net contracted sales will be sustained during the remainder of 2005.

During the three months ended June 30, 2005, the Company recorded revenues from its Revenue-Sharing Centers totaling $223,929 as compared to $73,202 for the three months ended June 30, 2004, representing an increase of $150,727 or 205.9%. The increase was mainly attributable to the opening of five new FunPlex amusement centers during the period in 2005. As a result of the scheduled opening of a large size attraction in Tianjin and a theme park in Chongqing in late 2005, the Company anticipates that income from Revenue-Sharing Centers will gradually increase beginning in early 2006.

GROSS  PROFIT

For the three months ended June 30, 2005, total gross profit was $660,257 or 25.6% of total net sales, as compared to total gross profit of $360,984 or 30.9% of total net sales for the three months ended June 30, 2004. Net of the effect from the Revenue-Sharing Centers, gross profit margin decreased by 2.8%, primarily as a result of the slight decrease in profit margin from the contracted sales recognized during the 2005 period concerned. The gross profit margin from contracted sales depends largely on the type of equipment sold and the different pricing and payment arrangements negotiated with customers. As a result, it is difficult for the Company to predict if it will be able to maintain its gross profit from contracted sales at a given level. However, the Company will follow its pricing and costing policies to maximize its returns from each contracted sale.

Cost of sales mainly consisted of raw materials, electronic parts, factory consumables, sub-contracting charges and related supplies purchased for fabrication and assembling of the amusement equipment, factory rent, workers wages and salaries, and the depreciation of production facilities. Other costs of revenue for Revenue-Sharing Centers include depreciation for the fixed assets used in the operations, maintenance costs, salaries for engineers, and the associated traveling and lodging expenses.

During the three months ended June 30, 2005, total gross profit from Revenue-Sharing Centers was $7,940 or 3.5% of the total segment revenues, as compared to total gross profit of $25,968 or 35.5% of the total segment revenues for the three months ended June 30, 2004. The lower gross profit margin recorded in 2005 on the revenue sharing operations was attributable to the larger scale of resources and amount of depreciation involved with the increased number of Revenue-Sharing Centers in operation. In addition, the closure of three FunPlex amusement centers located in Chenzhou, Dalian Shida and Nanjing reduced the overall gross profit from the revenue sharing operations during the three months ended June 30, 2005, as the Company continued to record depreciation charges for the relevant equipment and assets during the transitional period for those assets to other Revenue-Sharing Centers. It normally takes approximately two months for the Company to repossess the equipment from one location and reallocate it to other projects under construction.

The Company anticipates that the gross profit from Revenue-Sharing Centers will increase gradually following the transfer of the repossessed equipment from the closed FunPlex amusement centers to other locations, and the more efficient management and operations of the existing FunPlex amusement centers with economy of scale and increased experience.

SELLING  AND  MARKETING  EXPENSES

Selling and marketing expenses increased by $69,016 or 48.3% to $212,011 for the three months ended June 30, 2005 as compared to $142,995 for the three months ended June 30, 2004. This was primarily due to the increase in marketing, promotional and exhibition related expenses in 2005, as a result of expanded operations. The Company plans to continue its marketing and promotional efforts in order increase its business in the PRC and also in overseas markets.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

General and administrative expenses ("G&A Expenses") consist of the management office operating costs of SDCL, FDI, Hytech US, and the costs associated with the operation of the Company's executive offices, and the legal and accounting costs associated with the operation of a public company. For the three months ended June 30, 2005, G&A Expenses increased by $205,064 or 61.6% to $538,166 as compared to the G&A Expenses of $333,102 for the three months ended June 30, 2004. The increase is primarily due to the increase in personnel related expenses due to expanded operations. In addition, the accounting and professional costs associated with the operation of a public company also increased substantially in response to heightened regulatory measures and compliance requirements.

IMPAIRMENT  OF  INTANGIBLE  ASSETS

During the three months ended June 30, 2005, in view of the substantial reduction of business activities in Hytech US and the fact that no sales contracts were secured by Hytech US in 2004 or 2005, the

Company conducted a re-evaluation of the intangible assets associated with Hytech US and the related expected future cash flows. As a result of this evaluation, the Company recorded a full provision for impairment of $170,950 for the intangible assets. There was no impairment of intangible assets recorded in 2004.

LOSS  FROM  OPERATIONS

Loss from operations for the three months ended June 30, 2005 increased by $145,757 to $260,870, as compared to the loss from operations of $115,113 for the three months ended June 30, 2004. The increase in operating loss was primarily attributable to the impairment provision made with respect to the Hytech US assets during the three months ended June 30, 2005. The substantial increase in selling, general and administrative expenses also contributed to the increase in loss from operations.

OTHER  INCOME  (EXPENSE)

For the three months ended June 30, 2005, the Company had no interest income as compared to interest income of $26,093 for the three months ended June 30, 2004, due primarily to the substantial decrease in the average bank deposit balance in 2005 as a result of the increase in resources allocated to projects under construction and Revenue-Sharing Centers.

For the three months ended June 30, 2005, interest expense was $33,025, while there was no interest expenses incurred for the three months ended June 30, 2004, as a result of bank borrowings incurred in 2005.

Other income was $13,907 for the three months ended June 30, 2005 as compared to other expense of $20,111 for the three months ended June 30, 2004. The increase in other income was attributable to miscellaneous income earned from sub-letting of part of the Company's factory space, which was temporarily available, and sales of consumable items and repair services for the equipment sold by the Company.

MINORITY  INTEREST

During the three months ended June 30, 2005, the Company recorded the minority interests' share of loss of $81,672, as compared to the minority interests' share of loss of $72,376 for the three months ended June 30, 2004. As of June 30, 2005, the minority interests represented effectively the 60% interest in FDI and the 30% interest in Hytech US that are not held by the Company.

INCOME  TAX  EXPENSE

The Company is subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which each entity is domiciled. Fantatech Inc. and Hytech US are both Delaware corporations and are subject to the corporation income taxes of the United State of America. Intsys and Megabase are not liable for income taxes in BVI. The Company's PRC subsidiaries and associates are subject to Enterprise Income Tax in the PRC at a rate of 15% on net income. However, based on the local tax rules, SDCL was entitled to a tax holiday for the first two years of its operations (years 1999 and 2000) and a 50% reduction of the rate for the third through eighth years (years 2001 to 2006) of operations due to the high technology content of the business. The provision for taxes on earnings of the PRC subsidiaries, calculated based on the prevailing accounting standards in PRC, for the three months ended June 30, 2005 and 2004 were $0 and $8,448, respectively.

NET  LOSS

The Company recorded a net loss of $198,245 for the three months ended June 30, 2005 as compared to a net loss of $40,606 for the three months ended June 30, 2004. This was primarily due to the increase in selling, marketing and administrative expenses as well as impairment provision in relation to the intangible assets recorded in 2005.

Six months ended June 30, 2005 and 2004:

REVENUE

For the six months ended June 30, 2005, net sales were $3,249,809 as compared to net sales of $2,286,814 for the six months ended June 30, 2004. Approximately 13.1% and 4.4% of the net sales in during the six months ended June 30, 2005 and 2004, respectively, were from the revenues generated from the Revenue-Sharing Centers.

During the six months ended June 30, 2005, net contracted sales increased by $637,500 or 29.2% to $2,823,364, as compared to $2,185,864 for the six months ended June 30, 2004. This was primarily due to the normal fluctuation of the business since the recognition of revenue from contracted sales was based on costs incurred in relation to the stages of completion. A significant portion of the project costs for the contracts entered in the second half of 2004 were incurred and recorded during the six months ended June 30, 2005, resulting in an increase in recognized revenue. In view of the Company's current sales contracts, and based on the stage of completion the related projects, the Company expects the increase of net contracted sales will be sustained during the remainder of 2005.

During the six months ended June 30, 2005, the Company recorded revenues from its Revenue-Sharing Centers totaling $426,445 as compared to $100,950 for the six months ended June 30, 2004, representing an increase of $325,495 or 322.4%. The increase was mainly attributable to the opening of five new FunPlex amusement centers during the period in 2005. As a result of the scheduled opening of a large size attraction in Tianjin and a theme park in Chongqing by the end of 2005, the Company anticipates that income from Revenue-Sharing Centers will gradually increase beginning in early 2006.

GROSS  PROFIT

For the six months ended June 30, 2005, total gross profit was $820,461 or 25.2% of total net sales, as compared to total gross profit of $738,473 or 32.3% of total net sales for the six months ended June 30, 2004. Net of the effect from the Revenue-Sharing Centers, gross profit margin decreased by 3.5%, which was primarily due to the slightly lower contribution provided from certain contracted sales recognized during the period concerned. The gross profit margin from contracted sales depends largely on the type of equipment sold and the different pricing and payment arrangements negotiated with customers. As a result, it is difficult for the Company to predict if it will be able to maintain its gross profit from contracted sales at a given level. However, the Company will follow its pricing and costing policies to maximize its returns from each contracted sales.

During the six months ended June 30, 2005, total gross profit from Revenue-Sharing Centers was $17,142 or 4.0% of the total segment revenues, as compared to total gross profit of $39,672 or 39.3% of the total segment revenues for the six months ended June 30, 2004. The lower gross profit margin recorded in 2005 on the Revenue-Sharing Centers was attributable to the larger scale of resources and amount of depreciation involved with the Revenue-Sharing Centers in operation. In addition, the closure of three FunPlex centers located in Chenzhou, Dalian Shida and Nanjing has reduced the overall gross profit from the Revenue-Sharing Centers during the six months ended June 30, 2005, as the Company continued to record depreciation charges for the relevant equipment and assets during the transitional period of transferring those assets to other Revenue-Sharing Centers. It normally will take approximately two months for the Company to repossess equipment from one location and reallocate it to other projects under construction.

The Company anticipates that the gross profit from Revenue-Sharing Centers will increase gradually following the transfer of the repossessed equipment from the closed FunPlex amusement centers to other Revenue-Sharing Centers, and the more efficient management and operations of the existing Revenue-Sharing Centers with economy of scale and experience.

SELLING  AND  MARKETING  EXPENSES

Selling and marketing expenses increased by $121,936 or 43.6% to $401,413 for the six months ended June 30, 2005, as compared to $279,477 for the six months ended June 30, 2004. This was primarily due to the increase in marketing, promotional and exhibition related expenses in 2005, as a result of expanded operations. The Company will continue its marketing and promotional efforts in order increase its business in the PRC and also in overseas markets.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

For the six months ended June 30, 2005, G&A expenses increased by $242,829 or 37.9% to $883,416 as compared to G&A expenses of $640,587 for the six months ended June 30, 2004. The increase is primarily due to the increase in personnel related expenses due to expanded operations. In addition, the costs associated with the operation of a public company also increased substantially in response to the heightened regulatory measures and compliance requirements.

IMPAIRMENT  OF  INTANGIBLE  ASSETS

During the six months ended June 30, 2005, in view of the substantial reduction of business activities in Hytech US and no sales contracts secured in 2004 and 2005, the Company conducted a re-evaluation of the intangible assets associated with Hytech US and the related expected future cash flows. As a result of this evaluation, the Company recorded a full provision for impairment of $170,950 for the intangible assets. There was no impairment of intangible assets recorded in 2004.

LOSS  FROM  OPERATIONS

Loss from operations for the six months ended June 30, 2005 increased by $453,727 to $635,318, as compared to the loss from operations of $181,591 for the six months ended June 30, 2004. The increase in operating loss was primarily attributable to the impairment provision made during the six months ended June 30, 2005. The substantial increase in selling, general and administrative expenses also contributed to the increase in loss from operations.

OTHER  INCOME  (EXPENSE)

For the six months ended June 30, 2005, interest income was $3,271 as compared to interest income of $51,273 for the six months ended June 30, 2004, due primarily to the substantial decrease in the average bank deposit balance in 2005 as a result of the increase in resources allocated to projects under construction.

For the six months ended June 30, 2005, interest expense was $65,333, while there was no interest expenses incurred for the six months ended June 30, 2004, as a result of bank borrowings incurred in 2005.

Other income was $29,487 for the six months ended June 30, 2005 as compared to other expense of $34,195 for the six months ended June 30, 2004. The increase in other income was attributable to the miscellaneous income earned from sub-letting of part of the factory space that was temporarily available, and sales of consumable items and repair services for the equipment sold by the Company.

MINORITY  INTEREST

During the six months ended June 30, 2005, the Company recorded the minority interests' share of loss of $68,267, as compared to the minority interests' share of loss of $139,054 for the six months ended June 30, 2004. As of June 30, 2005, the minority interests represented effectively the 60% shareholding in FDI and the 30% in Hytech US.

INCOME  TAX  EXPENSE

The Company is subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which each entity is domiciled. Fantatech Inc. and Hytechnology Inc. are both Delaware corporations and are subject to the corporation income taxes of the United State of America. Intsys and Megabase are not liable for income taxes in BVI. The Company's PRC subsidiaries and associates are subject to Enterprise Income Tax in the PRC at a rate of 15% on net income. However, based on the local tax rules, SDCL was entitled to a tax holiday for the first two years of its operations (years 1999 and 2000) and a 50% reduction of the rate for the third through eighth years (years 2001 to 2006) of operations due to its high technology content of businesses. The provision for taxes on earnings of the PRC subsidiaries, calculated based on the prevailing accounting standards in PRC, for the six months ended June 30, 2005 and 2004 were $33 and $19,889, respectively.

NET  LOSS

The Company recorded a net loss of $599,231 for the six months ended June 30, 2005 as compared to a net loss of $39,025 for the six months ended June 30, 2004. This was primarily due to the increase in selling, marketing and administrative expenses as well as impairment provision in relation to the intangible assets recorded in 2005.


FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

General
-------

The Company anticipates that, based on currently plans and assumptions relating to its existing operations, its projected cash flow from operations, combined with cash on hand, bank lines of credit, and other external credit sources, and the credit facilities provided by affiliates or related parties, its financial resources are sufficient to support the Company's working capital requirements for its planned operations for the next twelve months. Depending on the future rate of growth, the Company may seek additional capital in the future to support its expansion in operations.

In order to finance the continuing working capital requirements of the Company, the Company is attempting to arrange additional short-term bank loans of approximately $2,000,000. The Company is also expediting the process of invoicing its customers for project progress payments in order to reduce the carrying amounts of work in progress and the costs incurred in excess of billings on uncompleted contracts. Based on management's evaluation of the Company's short-term cash requirements and liquidity resources, management anticipates that the pressure on the Company's cash flows will be substantially reduced following the completion of the large-size attraction project in Tianjin and the theme park in Chongqing by the end of 2005, as well as by the progress payments to be received from other uncompleted projects. In early August 2005, the Company obtained a bridge loan of approximately $1,000,000 from Shenzhen Huaqiang Technology Co., Ltd., a related party, at the prevailing market interest rate of 5.58% per annum, to provide additional operational liquidity for the remainder of 2005.

Operating
---------

During the six months ended June 30, 2005, the Company's operations used cash resources of

$1,086,985, as compared to $705,593 for the six months ended June 30, 2004. During the six months ended June 30, 2005, the Company's cash balance decreased by $3,619,816, to $459,075 at June 30, 2005, as compared to $4,078,891 at
December 31, 2004. During the six months ended June 30, 2005, the Company's net working capital decreased by $2,523,334, to $881,239 at June 30, 2005, as compared to $3,405,573 at December 31, 2004, and the Company had a current ratio of 1.11:1 at June 30, 2005, as compared to 1.43:1 at December 31, 2004.

Inventories increased by $848,846 or 47.4% to $2,641,298 at June 30, 2005, as compared to $1,792,452 at December 31, 2004, which was the result of an increase in resources allocated to fulfill the contracts for the large size attractions and theme parks.

The costs and estimated earnings in excess of billings increased by $761,301 or 31.5% to $3,175,419 at June 30, 2005, as compared to $2,414,118 at December 31,
2004, which was attributable to the increase in resources utilized in projects under construction. The billings in excess of costs and estimated earnings decreased by $576,905 or 35.4% to $1,052,503 at June 30, 2005 as compared to $1,629,408 at December 31, 2004.

As of June 30, 2005, the Company recorded in other receivables a total of $211,740 representing the tax recoverable or receivable, which primarily consisted of tax credit generated from input value added taxes ("VAT") on the raw materials purchased which were available for offsetting the potential output VAT liabilities when the Company invoiced its customers.

During the six months ended June 30, 2005, the total amount of accounts payable, accrued liabilities and other payables increased by $611,250 or 44.3% to an aggregate of $1,990,591 at June 30, 2005, as compared to $1,379,341 at December 31, 2004, which was due to the increase in purchases by the Company in order to fulfill the uncompleted contracts.

The amount receivable from related parties decreased by $415,405 or 86.9% to $62,296 at June 30, 2005, as compared to $477,701 at December 31, 2004 due primarily to the repayment of a trade receivable by Hytech HK. The amount payable to related parties decreased by $10,987 or 1.7% to $639,601 at June 30, 2005, as compared to $650,588 at December 31, 2004, as a result of the repayment of approximately $210,000 of the advance from Hytech HK, offset largely by an increase of approximately $170,000 payable to Films Inc. for a purchase of product and approximately $30,000 payable to Bilibest Industries Ltd for a payment made on behalf of the Company.

Investing
---------

For the six months ended June 30, 2005, the Company's investment activities used cash resources of $2,532,831, as compared to $1,742,977 for the six months ended June 30, 2004.

Additions to property, plant and equipment during the six months ended June 30, 2005 aggregated $2,181,348, of which $1,956,071 was for investment in the Company's Revenue-Sharing Centers. In addition, there was an increase in construction in progress of $351,483 or 15.6% at June 30, 2005 to $2,607,480 as compared to $2,255,997 at December 31, 2004 as the Company has devoted more resources to the new Revenue-Sharing Centers. At June 30, 2005, the Company had capital expenditure requirements of approximately $8,700,000 in order to complete the contracts on hand. The Company believes that it will be able to fund expected capital expenditures through internal cash flow and external resources.

Financing
---------

During the six months ended June 30, 2005, there was no change to the Company's short-term bank loan totaling $2,433,735 as compared to its position at December 31, 2004. The bank loans bear interest at fixed rate of 5.31% per annum with interest payable monthly and the principal is due for repayment in September 2005. The loan was guaranteed by Shenzhen Huaqiang Holdings Limited ("SHQ"), a related party.


ITEM  3.  CONTROLS  AND  PROCEDURES

Members of the Company's management, including its principal executive and financial officers, have evaluated the effectiveness of the Company's disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of June 30, 2005, the end of the period covered by this report. Based upon that evaluation, the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures are effective.

(b)  Changes  in  Internal  Controls

There were no changes in the Company's internal control over or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II  -  OTHER  INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

                                   SIGNATURES


Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         FANTATECH, INC.
                                         ---------------
                                          (Registrant)



Date:  August 12, 2005               By: /s/ GUANGWEI LIANG
                                         -----------------------
                                         Guangwei Liang
                                         Chief Executive Officer



Date:  August 12, 2005               By: /s/ GARY LUI
                                         -----------------------
                                         Gary Lui
                                         Chief Financial Office

                                Index to Exhibits

Exhibit
Number        Description
-------       -----------

31.1          Certification of the Chief Executive Officer pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002
31.2          Certification of the Chief Financial Officer pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002
32.1          Certification by the Chief Executive Officer pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002
32.2          Certification by the Chief Financial Officer pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002