Form 10QSB
period 2005-09-30
FANTATECH INC
filed 2005-11-14
CIK 925663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                For the quarterly period ended September 30, 2005


|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

               For the transition period from _______ to ________

                         Commission file number: 0-24374


                                 FANTATECH, INC.
  ---------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Delaware                                   62-1690722
  -----------------------------------               -----------------------
  (State  or  other  jurisdiction  of                  (I.R.S.  Employer
    incorporation  or  organization)                Identification  Number)

   Suite 1801A, Tower 1, China Hong Kong City, Tsimshatsui, Kowloon, Hong Kong
   ---------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (852) 2302 1636
   ---------------------------------------------------------------------------
                           (Issuer's telephone number)


   ---------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             [X]Yes          [ ] No

As of October 31, 2005, the Company had 30,096,117 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                             [ ]Yes          [X] No

Transitional  Small  Business Disclosure Format:      [ ]Yes       [X] No

Documents  Incorporated  by  Reference:  None.

                        FANTATECH, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                                      Index


Part  I  -  Financial  Information

Item  1.  Financial  Statements
          Condensed Consolidated Balance Sheets - September 30, 2005 (Unaudited)
               and December 31, 2004
          Condensed Consolidated Statements of Operations (Unaudited) - Three
               Months and Nine Months Ended September 30, 2005 and 2004
          Condensed Consolidated Statements of Comprehensive Income (Loss)
               (Unaudited) - Three Months and Nine Months Ended September 30, 2005 and 2004
          Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine
               Months Ended September 30, 2005 and 2004
          Notes to Condensed Consolidated Financial Statements (Unaudited) -
               Three Months and Nine Months Ended September 30, 2005

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation

Item  3.  Controls  and  Procedures

Part II - Other Information

Item  1.  Legal  Proceedings

Item  2.  Unregistered  Sales  of  Equity  Securities  and  Use  of  Proceeds

Item  3.  Defaults  Upon  Senior  Securities

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.  Other  Information

Item  6.  Exhibits

Signatures

                                     PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------------------------------

                                    FANTATECH, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 September 30, 2005   December 31, 2004
                                                                ----------------------------------------
                            ASSETS                                  (Unaudited)
Current assets
    Cash and cash equivalents                                   $           179,566   $           65,794
    Deposits at affiliates financial clearing centers                     2,227,449            4,013,097
    Guaranteed trust fund deposit                                             9,410                    -
    Bills receivable                                                              -              554,217
    Trade receivables, net of allowance for doubtful accounts               291,154              470,858
    Related party receivables                                               102,879              477,701
    Inventory                                                             1,732,098            1,792,452
    Cost and estimated earnings in excess of
      billings on uncompleted contracts                                   2,891,058            2,414,118
    Deposit and prepayments                                               2,121,801            1,428,410
    Other receivables                                                       376,477              156,333
                                                                ----------------------------------------

Total current assets                                                      9,931,892           11,372,980

Property, plant and equipment, net                                        6,094,097            3,743,796
Construction in progress                                                  2,736,343            2,255,997
Trademarks                                                                        -              170,950
                                                                ----------------------------------------

Total assets                                                    $        18,762,332   $       17,543,723
                                                                ========================================

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Short-term bank loans                                       $                 -   $        2,433,735
    Short-term loans from related party                                   4,078,102                    -
    Accounts payable                                                        660,631              320,227
    Accrued liabilities and other payables                                1,239,039            1,059,114
    Related party payables                                                  623,332              650,588
    Billings in excess of cost and estimated earnings
      on uncompleted contracts                                              906,829            1,629,408
    Deposits received                                                     2,242,664            1,874,335
                                                                ----------------------------------------

Total current liabilities                                                 9,750,597            7,967,407

Minority interests                                                        4,106,088            4,122,426
                                                                ----------------------------------------

Total liabilities                                                        13,856,685           12,089,833
                                                                ----------------------------------------

Commitments and contingencies

Stockholders' equity
    Preferred stock; $0.001 par value; 10,000,000 shares
      authorized; shares issued and outstanding - none                            -                    -
    Common stock; $0.001 par value; 100,000,000 shares
      authorized, 30,096,117 shares issued and
      outstanding.                                                           30,096               30,096
    Additional paid-in capital                                            4,587,190            4,587,190
    Retained earnings (accumulated deficit)                                (100,588)             691,257
    Reserve funds                                                           145,347              145,347
    Other comprehensive income                                              243,602                    -
                                                                ----------------------------------------

Stockholders' equity                                                      4,905,647            5,453,890
                                                                ----------------------------------------

Total liabilities and stockholders' equity                      $        18,762,332   $       17,543,723
                                                                ========================================

See  notes  to  condensed  consolidated  financial  statements.

                                               FANTATECH, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)


                                                    Three Months Ended September 30,        Nine Months Ended September 30,
                                                        2005                2004                2005               2004
                                                 ------------------  ------------------  ------------------  -----------------
NET REVENUE :                                    $                   $                   $                   $
  Contracted sales                                       1,850,589             958,542           4,606,509          3,144,406
  Revenue sharing operations                               207,395             123,910             633,636            224,860
                                                 ------------------  ------------------  ------------------  -----------------
TOTAL NET REVENUE                                        2,057,984           1,082,452           5,240,145          3,369,266
                                                 ------------------  ------------------  ------------------  -----------------

COST OF REVENUE:
  Direct cost of sales                                   1,387,284             479,142           3,339,682          1,966,205
  Revenue sharing operations                               188,367             114,138             597,669            175,416
                                                 ------------------  ------------------  ------------------  -----------------
TOTAL COST OF REVENUE                                    1,575,651             593,280           3,937,351          2,141,621
                                                 ------------------  ------------------  ------------------  -----------------

GROSS PROFIT                                               482,333             489,172           1,302,794          1,227,645
                                                 ------------------  ------------------  ------------------  -----------------

OPERATING EXPENSES:
  Selling and marketing                                    244,145             157,805             645,558            437,282
  General and administrative                               349,377             390,277           1,232,793          1,030,864
  Impairment of intangible property                              -                   -             170,950                  -
                                                 ------------------  ------------------  ------------------  -----------------
TOTAL OPERATING EXPENSES                                   593,522             548,082           2,049,301          1,468,146
                                                 ------------------  ------------------  ------------------  -----------------

LOSS FROM OPERATIONS                                      (111,189)            (58,910)           (746,507)          (240,501)

OTHER INCOME (EXPENSE)
  Interest expense                                         (47,711)                  -            (113,044)                 -
  Other income (expense)                                    19,076             (25,356)             48,991            (54,221)
  Interest income                                            7,835              48,716              11,106             99,989
  Foreign exchange loss                                     (5,205)                  -              (5,205)                 -
  Loss on disposal of fixed assets                          (2,662)                  -              (2,662)                 -
                                                 ------------------  ------------------  ------------------  -----------------

LOSS FROM CONTINUING OPERATIONS
  BEFORE MINORITY INTEREST AND INCOME TAX                 (139,856)            (35,550)           (807,321)          (194,733)

MINORITY INTERESTS                                         (51,930)             16,829              16,337            155,883
                                                 ------------------  ------------------  ------------------  -----------------

LOSS BEFORE INCOME TAX                                    (191,786)            (18,721)           (790,984)           (38,850)

INCOME TAX EXPENSE                                             830              11,722                 863             31,611
                                                 ------------------  ------------------  ------------------  -----------------

LOSS FROM CONTINUING OPERATIONS                           (192,616)            (30,443)           (791,847)           (70,461)

DISCONTINUED OPERATIONS
  Gain from discontinued operations (Hytech HK)                  -                   -                   -                993
                                                 ------------------  ------------------  ------------------  -----------------

NET LOSS                                         $        (192,616)  $         (30,443)  $        (791,847)  $        (69,468)
                                                 ==================  ==================  ==================  =================

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC AND DILUTED                                     30,096,117          20,096,117          30,096,117         20,096,117
                                                 ==================  ==================  ==================  =================

NET INCOME (LOSS) PER COMMON SHARE
  - BASIC AND DILUTED
  Loss from continuing operations                $           (0.01)  $           (0.00)  $           (0.03)  $          (0.00)
  Income (loss) from discontinued operations                  0.00                0.00                0.00               0.00
                                                 ------------------  ------------------  ------------------  -----------------

  Net loss per share                             $           (0.01)  $           (0.00)  $           (0.03)  $          (0.00)
                                                 ==================  ==================  ==================  =================

See  notes  to  condensed  consolidated  financial  statements.

                                           FANTATECH, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)


                                            Three Months Ended September 30,        Nine Months Ended September 30,
                                                2005                2004                2005               2004
                                         ------------------  ------------------  ------------------  -----------------
Net Loss                                 $        (192,616)  $         (30,443)  $        (791,847)  $        (69,468)

Other Comprehensive Income:
    Foreign currency translation gains             243,602                   -             243,602                  -
                                         ------------------  ------------------  ------------------  -----------------

Comprehensive Income (Loss)                         50,986             (30,443)           (548,245)           (69,468)
                                         ==================  ==================  ==================  =================

See  notes  to  condensed  consolidated  financial  statements.

                                  FANTATECH, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)


                                                                 Nine Months Ended September 30,
                                                                     2005               2004
                                                              ------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      $        (791,847)  $        (69,468)
  Less: income from discontinued operations                                   -                993
                                                              ------------------  -----------------
Loss from continuing operations                                        (791,847)           (70,461)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
  Depreciation expense                                                  752,366            410,063
  Provision for doubtful accounts                                        67,680                  -
  Impairment of intangible property                                     170,950                  -
  Loss on disposal of fixed assets                                        2,662                  -
  Foreign exchange loss                                                   5,205                  -
  Minority interests                                                    (16,337)          (155,883)
Changes in operating assets and liabilities:
  (Increase) decrease in --
    Guaranteed unit trust fund                                           (9,410)                 -
    Bills receivable                                                    554,217                  -
    Trade receivables                                                   112,024            303,892
    Related party receivable                                            374,822           (706,377)
    Inventory                                                            60,354         (2,052,460)
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                         (476,940)           110,270
    Deposits and prepayments                                           (693,391)          (524,173)
    Other receivables                                                  (220,144)          (221,619)
  (Decrease) increase in --
    Accounts payable, accrued liabilities and other payables            520,329           (640,234)
    Related party payables                                              (27,256)           309,048
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                         (722,579)                 -
    Deposits received                                                   368,329          2,881,410
                                                              ------------------  -----------------
Net cash provided by (used in) operating activities                      31,034           (356,524)
                                                              ------------------  -----------------

Net cash provided by discontinued operations                                  -                993
                                                              ------------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment                          (3,006,756)        (1,990,609)
  Increase in construction in progress                                 (480,346)                 -
                                                              ------------------  -----------------
Net cash used in investing activities                                (3,487,102)        (1,990,609)
                                                              ------------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short term loan                                       4,078,102          2,433,735
  Principal repayments on short term loan                            (2,433,735)                 -
  Deposits at affiliates financial clearing centers                   1,785,648          3,063,001
                                                              ------------------  -----------------
Net cash provided by financing activities                             3,430,015          5,496,736
                                                              ------------------  -----------------

EFFECT OF EXCHANGE RATE CHANGE ON CASH                                  139,825                  -
                                                              ------------------  -----------------

NET INCREASE IN CASH                                                    113,772          3,150,596

Cash and cash equivalents, at beginning of period                        65,794            321,103
                                                              ------------------  -----------------

Cash and cash equivalents, at end of period                   $         179,566   $      3,471,699
                                                              ==================  =================

Supplementary disclosures of cash flow information:
  Interest paid                                               $         113,044   $              -
                                                              ==================  =================

  Taxes paid                                                  $          62,631   $         32,435
                                                              ==================  =================

See  notes  to  condensed  consolidated  financial  statements.

                        FANTATECH, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

1.   ORGANIZATION  AND  PRINCIPAL  ACTIVITIES

Fantatech, Inc., formerly Lucas Educational Systems, Inc., (the Company) was incorporated in the Delaware in 1996. The Company is engaged in the design, manufacturing, sale and operation of hi-tech entertainment and amusement attractions for group audiences including simulation attractions and equipment, 3D/4D theatres, indoor entertainment centers and outdoor theme parks. The Company's wholly owned subsidiaries include Intsys Share Limited (Intsys), Shenzhen Digitainment Co., Ltd. (SDCL), and Megabase Investment Limited (Megabase). In addition, the Company's majority controlled companies include Hytechnology Inc. (Hytech US) and Fantatech Development Inc. (FDI).

On April 4, 2005, through a share exchange with Shenzhen Huaqiang Technology Co., Ltd. (SHT), a PRC company, all of the issued and outstanding shares of Vinsway Holding Limited (Vinsway), a company which was formerly controlled jointly by the Company's Chairman, CEO, and two former directors was transferred to SHT in exchange for an aggregated 2.5% interest in SHT. Subsequent to the share exchange, SHT, through its effective control of Vinsway, became an affiliate of the Company by virtue of its ownership of a 20.68% interest in the Company. It is expected that this share transfer will not affect the stability of the management of the Company.

In June 2005, the Company resolved to set up two management companies in the cities of Chongqing and Tianjin in the PRC, in order to manage the operations of the theme park in Chongqing and the Dino-Rampage in Tianjin, respectively, which are scheduled to commence operations by the end of 2005. These management companies are intended to facilitate the operations of the aforesaid large-size revenue sharing operations and will be budgeted to operate at a break-even level.

The Chongqing management company, named "Chongqing FantaWild FunPlex Tour Co. Ltd." (Chongqing FTC) is owned by SDCL (90%) and FDI (10%) with registered capital of approximately $620,000. The approval for corporate registration was received in July 2005 and the incorporation procedures, including tax registration, had been completed in late August 2005, when Chongqing FTC formally commenced its operation in assisting and coordinating the establishment of the Chongqing Theme Park.

The name for the Tianjin management company is "Tianjin Longqiao FantaWild Kepu Ltd." (Tianjin LFK), which is owned equally by FDI and Tianjin Longqiao Property Development Co. Ltd. (Longqiao PDL), a third party local partner in the planned revenue sharing operation, with registered capital of approximately $37,000. The corporate registration approval for Tianjin LFK was obtained from the local government in early September 2005 and is currently awaiting the completion of other relevant incorporation procedures including tax registration.


2.   BASIS  OF  PRESENTATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION - The interim unaudited condensed consolidated financial statements include the financial statements of the Company, its subsidiaries in which the Company has an effective controlling interest, including its effectively controlled associated company, FDI. Intercompany balances and transactions are eliminated in consolidation.

The interim unaudited condensed consolidated financial statements as of September 30, 2005 and for the three months and nine months ended September 30, 2005 and 2004, in the opinion of the management of the Company, reflect all adjustments of normal and recurring nature, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange
Commission, although management of the Company believes that the disclosures are adequate to make the information presented herein not misleading. Accordingly, these unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. The results of operations for the interim periods presented are not necessarily comparable to or indicative of the results of any other interim period or to be expected for the entire year ending December 31, 2005.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting period. Actual results could differ from those estimates. Significant estimates made by management are, among others, those related to costs and estimated earnings in excess of billings on uncompleted contracts, and the allowance for doubtful accounts. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION - All of the Company's production and most of its business operations are located in the PRC and are conducted in Renminbi (RMB), which is the official currency of China. The Company's PRC subsidiaries maintain their financial records and the statutory financial statements in RMB. Revenue and expenditures denominated in currencies other than RMB are translated into RMB at the prevailing exchange rate when recognized and recorded in the PRC financial records. Monetary assets and liabilities denominated in other currencies are also translated into and recorded in RMB at the balances sheet date. Any transaction gain or loss is charged to the statement of operations of the PRC subsidiaries in the period in which such gain or loss occurs. The PRC accounts denominated in RMB are then translated into USD, the reporting currency of the Company, using the exchange rate prevailing at the balance sheet date for consolidation and presentation.

On July 21, 2005, the People's Bank of China (PBC) announced that the RMB would no longer be tied directly to the United States Dollar (USD) but against a 'basket' of foreign currencies under a managed floating exchange rate regime, and the new official parity exchange rate of USD to RMB was set at US 1.00 to RMB 8.11, to be allowed to float within a band of 0.3 percent around the central parity rate as published by the PBC daily. The Company recorded and adjusted its exchange rate applicable to the translation of financial information in accordance with the announced change as of the effective date. Accordingly, as of September 30, 2005, the PRC financial statements were translated from RMB to USD at the new prevailing exchange rate. For assets and liabilities (other than equity and reserves) translation, the published closing exchange rate of US 1.00 to RMB 8.092 was applied, while for revenues, expenses, gains and losses, the weighted average rate of US 1.00 to RMB 8.25 was used for translation. The resulting translation gains or losses were recorded as a separate component of stockholders' equity.

This quotation of the exchange rates does not imply free convertibility of RMB to USD. All foreign exchange transactions in PRC continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. Approval of foreign currency payments by the Foreign Exchange Management Bureau or other institutions requires submitting a payment application together with invoices, shipping documents, signed contracts and other relevant documentation.

The Company's other subsidiaries in the US and BVI adopted USD as their functional currency. Transactions denominated in currencies other than the functional currency of these subsidiaries are converted into their functional currency at the prevailing exchange rates at the date of transaction or settlement.

EARNINGS PER SHARE - Statement of Financial Accounting Standard No. 128, "Earnings per share" (SFAS No. 128) requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic EPS excludes the dilutive effects of stock options, warrants and convertible securities, if any, and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as convertible preferred stock, warrants to purchase common stock and common stock options) were exercised or converted into common stock (see Note 9).

All common share amounts presented herein have been restated to reflect a 1 for 2 reverse stock split effective June 30, 2004.

RECLASSIFICATIONS - Certain 2004 amounts have been reclassified to conform to the presentation in 2005.

RECENT  ACCOUNTING  PRONOUNCEMENTS

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs". This Statement amends the guidance in ARB No. 43 Chapter 4 Inventory Pricing, to require items such as idle facility costs, excessive spoilage, double freight and rehandling costs to be expensed in the current period, regardless if they are abnormal amounts or not. This Statement will become effective for the Company in the first quarter of 2006. The adoption of SFAS No. 151 is not expected to have a material impact on the Company's financial condition, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which revises SFAS No. 123. SFAS 123R also supersedes APB No. 25 and amends SFAS No. 95, "Statement of Cash Flows". In general, the accounting required by SFAS 123R is similar to that of SFAS No. 123. However, SFAS No. 123 gave companies a choice to either recognize the fair value of stock options in their income statements or disclose the pro forma income statement effect of the fair value of stock options in the notes to the financial statements. SFAS 123R eliminates that choice and requires the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, be recognized in the income statement, generally over the option vesting period. Public entities, other than those filing as small business issuers, will be required to apply SFAS 123R as of the first interim or annual reporting period before the first fiscal year that begins after June 15, 2005 and the first fiscal year that begins after December 15, 2005 for small business issuers. Early adoption is permitted.

The Company is currently evaluating the timing and manner in which it will adopt SFAS 123R. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method. Accordingly, adoption of SFAS 123R's fair value method will have an effect on results of operations, although it will have no impact on overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had SFAS 123R been adopted in prior periods, the effect would have approximated the SFAS 123 pro forma net loss and loss per share disclosures as shown hereinafter. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required, thereby reducing net operating cash flows and increasing net financing cash flows in periods after adoption.


3.   DEPOSITS  AT  AFFILIATES  FINANCIAL  CLEARING  CENTERS

Cash on deposit at the financial clearing centers (FCC) operated by affiliates as at September 30, 2005 and December 31, 2004 is summarized as follows:

                                           September 30, 2005   December 31, 2004
                                              (Unaudited)
                                          --------------------  ------------------
Financial clearing center operated by:
  Shenzhen Huaqiang Holdings Limited      $            372,261  $          260,541
  Shenzhen Huaqiang Technology Co., Ltd.             1,855,188           3,752,556
                                          --------------------  ------------------
                                          $          2,227,449  $        4,013,097
                                          ====================  ==================

The  Company's  PRC  subsidiaries  are members of the financial clearing centers
(FCC) operated by SHT and Shenzhen Huaquiang Holdings Co. Limited (SHQ). SHT's and SHQ's role is mainly a coordinator to the financial arrangement of its members. The Company has cash on deposit at the FCC. For the nine months ended September 30, 2004, and as of December 31, 2004, the Company has reclassified the presentation of cash on deposit at financial clearing centers from cash and cash equivalents to a separate category on its balance sheet entitled deposits at affiliates financial clearing centers. The reclassification had no impact on the Company's working capital resources.

An FCC resembles an internal bank which accepts deposit from and grants loans to its members at the prevailing market rate of interests. An FCC also obtains loans from external commercial banks and then in turn sub-lends to its members in order to meet their working capital requirements with less complicated application procedures and no attendant financial charges. The cash deposits at the FCC can be withdrawn any time without any restrictions, except that the respective FCC can collect directly from the Company's account any overdue loan principal and accrued interest in case the Company is in default in its repayment obligations (see Note 7).


4.   INVENTORY

Inventory as at September 30, 2005 and December 31, 2004 is summarized as follows:

                  September 30, 2005   December 31, 2004
                     (Unaudited)
                 --------------------  ------------------
Raw Materials    $            953,434  $        1,437,481
Work-in-process               635,944             195,525
Finished Goods                142,720             159,446
                 --------------------  ------------------
                 $          1,732,098  $        1,792,452
                 ====================  ==================

5.   COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts as of September 30, 2005 and December 31, 2004 are summarized as follows:

                                                     September 30, 2005    December 31, 2004
                                                        (Unaudited)
                                                    --------------------  -------------------
Cumulative costs incurred on uncompleted contracts  $        16,606,073   $       13,472,578

Cumulative estimated earnings to date                         4,014,207            3,665,374
                                                    --------------------  -------------------
                                                             20,620,280           17,137,952

Less: Billings to date                                      (18,636,051)         (16,353,242)
                                                    --------------------  -------------------
                                                    $         1,984,229   $          784,710
                                                    ====================  ===================

Included in the accompanying balance sheets under the following captions are the following:

                                            September 30, 2005    December 31, 2004
                                               (Unaudited)
                                           --------------------  -------------------
Costs and estimated earnings in excess
  of billings on uncompleted contracts     $         2,891,058   $        2,414,118
Billings in excess of costs and estimated
  earnings on uncompleted contracts                   (906,829)          (1,629,408)
                                           --------------------  -------------------
                                           $         1,984,229   $          784,710
                                           ====================  ===================

6.   PROPERTY,  PLANT  AND  EQUIPMENT

Property, plant, and equipment as at September 30, 2005 and December 31, 2004 consisted of the following:

                                                   September 30, 2005    December 31, 2004
                                                      (Unaudited)
                                                  --------------------  -------------------
Leasehold improvements                            $           434,150   $          412,964
Plant and machinery                                           504,506              455,927
Furniture and fixtures                                        110,528              105,353
Equipment invested in revenue sharing operations            5,714,932            3,017,555
Computers and equipment                                     1,028,388            1,009,350
Motor vehicles                                                332,338              295,633
                                                  --------------------  -------------------
                                                            8,124,842            5,296,782
Less: Acumulated depreciation and amortization             (2,030,745)          (1,552,986)
                                                  --------------------  -------------------
                                                  $         6,094,097   $        3,743,796
                                                  ====================  ===================

Depreciation expense was $247,321 and $210,013 for the three months ended September 30, 2005 and 2004, respectively, and $752,366 and $410,063 for the nine months ended September 30, 2005 and 2004, respectively.


7.   SHORT  TERM  LOANS  ARRANGEMENT  WITH  RELATED  PARTY

In August 2005, the Company obtained a bridge loan of approximately $1,000,000 from Shenzhen Huaqiang Technology Co., Ltd. (SHT), a related party, at the prevailing market interest rate of 5.58% per annum. This bridge loan was repaid in September 2005 with the proceeds from another temporary short-term loan of $2,224,419 granted by the financial clearing center (FCC) operated by SHT (see
Note 3). The loan from SHT's FCC is unsecured due and payable on December 29, 2005, has an interest rate of 5.22% per annum, and is guaranteed by SHT. SHT is a significant (20.7%) shareholder of the Company.

In addition, during the three months ended September 30, 2005, the Company obtained additional working capital financing through the FCC of Shenzhen Huaqiang Holdings Co. Ltd. (SHQ) of short term bank loans totaling $1,853,683.
The FCC operated by SHQ also serves the banking and financing needs of its members, and the Company's PRC subsidiaries are members of this FCC (see Note
3). The loans from SHQ's FCC are also unsecured, payable in one year at an annual interest of 5.58%, and were guaranteed by SHQ. The Chairman and the President of SHQ are also the Chairman and the CEO of the Company.

The Company's short-term bank loans of $2,433,735 due for repayment in September 2005 were repaid in a timely manner as of September 30, 2005.


8.   STOCK-BASED  COMPENSATION

On January 7, 2004, the Company granted a total of 2,000,000 stock options to its key employees to purchase common stock at an exercise price of $1.00 per share. Market price of the Company's common stock at the grant date was $0.80 per share. The stock options vest and are exercisable as follows:

     Scale          Vested and exercisable
     -----          ----------------------
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

Pro forma Disclosure - The fair value of stock options and warrants granted by the Company has been estimated on the grant date using the Black-Scholes option-pricing model. Had such stock options been accounted for pursuant to SFAS No. 123, the effect on the Company's results of operations would have been as shown below:

                                           Three months ended        Nine months ended
                                              September 30,            September 30,
                                        ------------------------  -----------------------
                                           2005         2004         2005         2004
                                        ------------------------  -----------------------
Net loss  - as reported                 $ (192,616)  $  (30,443)  $ (791,847)  $ (69,468)
  Compensation expense for stock
    options based on fair value,
    net of taxes                           (69,047)     (69,047)    (207,140)   (207,140)
                                        ------------------------  -----------------------
Net loss - pro forma                    $ (261,663)  $  (99,490)  $ (998,987)  $(276,608)
                                        ------------------------  -----------------------
Net loss per share - Basic and diluted
  As reported                           $    (0.01)  $    (0.00)  $    (0.03)  $   (0.00)
                                        ========================  =======================
  Pro forma                             $    (0.01)  $    (0.00)  $    (0.03)  $   (0.01)
                                        ========================  =======================

9.   EARNINGS  PER  SHARE

On January 6, 2004, the Company granted stock options to purchase 2,000,000 shares common stock to certain officers and key employees of the Company at an exercise price of $1.00 per share. As at September 30, 2005, there were 2,000,000 stock options issued and outstanding. None of the outstanding stock options are exercisable prior to January 7, 2007. All of the Company's outstanding options were cancelled subsequent to September 30, 2005 (see Note
15).

These stock options were not considered to be potentially dilutive securities, and were not included in the calculation of loss per share for the three months and nine months ended September 30, 2005 because the Company incurred losses during these periods and thus their effect would have been anti-dilutive. Similarly, for the three months and nine months ended September 30, 2004, the common shares issuable upon exercise of outstanding stock options were also excluded from the calculation of diluted EPS. Accordingly, basic and diluted EPS is the same for all periods presented.


10.  DISPOSAL  OF  HYTECHNOLOGY  LIMITED  -  DISCONTINUED  OPERATIONS

On May 12, 2004, the Company sold its entire interest in Hytech HK to Top Link for $1,277. The sale price represented the value of the issued capital of Hytech HK. The carrying value of Hytech HK at the time of disposal was ($747), which amount had previously been written off. Top Link is a Hong Kong corporation ultimately owned by SHQ, of which the Chairman and the President are also the Chairman and the CEO of the Company. Hytech HK was engaged in the sales and marketing of entertainment products, including the products of SDCL.

Management believes that the sales of Hytech HK had a minimal impact on the Company's operations as the Company continued to sell and market its products through its other subsidiaries subsequent to the disposal.


11.  IMPAIRMENT  OF  INTANGIBLE  ASSET

In view of the reduced business activities of Hytech US, including the fact that there were no sales contracts secured in 2004 and 2005, the Company conducted a re-evaluation of the intangible assets associated with trademark registered by Hytech US and the related expected future cash flows. As a result of this evaluation, the Company recorded a full provision for impairment of $170,950 during the nine months ended September 30, 2005. There was no impairment of intangible assets recorded in 2004.

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

During the three months and nine months ended September 30, 2005, SDCL sold its products to FDI for an aggregate price of $1,263,469 and $1,559,520, respectively, for resale to end customers. During the three months and nine months ended September 30, 2005, FDI collected for SDCL a total of $52,179 and $201,507, respectively, of the net revenue shared from four of the FunPlex amusement centers operated for SDCL. During the three months and nine months ended September 30, 2004, SDCL sold its products to FDI for an aggregate price of $205,952 and $205,952, respectively, for resale to end customers. There were no revenue sharing transactions between SDCL and FDI during the 2004 periods.

(b)  Purchases  of  digital  films  and  related  components

During the three months and nine months ended September 30, 2005, the Company purchased certain components for its products from Hyvision Digital Film Inc. (Film Inc.), an affiliate of SHQ, having a total value of $360,269 and $769,807, respectively. During the three months and nine months ended September 30, 2004, total purchases from Film Inc. were $0 and $253,012, respectively. The CEO and COO of the Company are also directors of Film Inc.

(c)  Sales  to  related  parties

During the three months and nine months ended September 30, 2005, the Company sold equipment to Hytech HK for an aggregate price of $770 and $100,770, respectively, and $2,330 and $3,160 for the three months and nine months ended September 30, 2004, respectively.

(d)  Related  party  receivables  and  payables

As at September 30, 2005 and December 31, 2004, the amounts payable and receivable from related parties are summarized as follows:

                                           September 30, 2005   December 31, 2004
                                           -------------------  ------------------
Amounts due from:
----------------
Hytech HK (1)                              $                 -  $          400,862
Shenzhen Huaqiang Industrial
  and Trading Co. Ltd. (2)                               7,770              17,470
Chunren Xie (3)                                          1,500               1,500
Directors (4)                                           19,462               1,922
Film Inc. (5)                                           74,147                   -
Shenzhen Huaqiang Technology Co., Ltd (6)                    -              55,947
                                           -------------------  ------------------
                                           $           102,879  $          477,701
                                           ===================  ==================

                                           September 30, 2005   December 31, 2004
                                           -------------------  ------------------
Amounts due to:
--------------
Hytech HK (1)                              $           223,009  $          350,588
Top Link Development Limited (7)                       280,000             280,000
Dehou Fang (7)                                          20,000              20,000
Bilibest Industries Ltd (8)                             63,250                   -
Wuhu Huaqiang Tour City Dev. Co. Ltd. (9)               37,073                   -
                                           -------------------  ------------------
                                           $           623,332  $          650,588
                                           ===================  ==================

(1) The amount payable to Hytech HK represents the payment made on behalf of the Company in respect of its administrative expenses incurred outside the PRC. These amounts are unsecured, non-interest bearing and have no definite term of repayment. The amount due from Hytech HK was the trade account receivable that arose from the sales of the Company's products.

(2) Shenzhen Huaqiang Industrial and Trading Co., Ltd. (HIT) is an affiliate of SHQ. This amount represents a payment made by the Company on behalf of HIT in connection with one of the revenue sharing operations that has since been terminated and moved to another location. The amount is unsecured, non-interest bearing and has no definite term of repayment.

(3)  Chunren  Xie  is  a  30%  minority  shareholder  of  Hytech  US.

(4) Amount due from directors represent cash advances made for business trips and trade fairs.

(5) The amount due from Film Inc. represents the deposit paid to Film Inc. for the purchase of products.

(6) The receivable due from Shenzhen Huaqiang Technology Co., Ltd (SHT) is the interest receivable on cash deposit placed with the clearing center organized and managed by SHT. The clearing center offered a market interest rate for the Company's cash fixed deposit and allowed flexibility with respect to changing deposit terms. SHT is a PRC company that holds 20.7% interest in the Company. SHT is also a 20% shareholder of Film Inc.

(7) The amounts due to Top Link Development Limited (TLD) and Mr. Dehou Fang represent the amounts loaned to Intsys in 2002 for the acquisition of Hytech US and other administrative expenses of the Company. TLD is the immediate holding company of Top Link and Mr. Dehou Fang is a director of Intsys. These related party loans aggregating $300,000 are unsecured, non-interest bearing and have no definite term of repayment.

(8) The amounts payable to Bilibest Industries Limited, an affiliate of SHQ, represent payment made on behalf of the Company for certain administrative expenses incurred outside PRC. These amounts due are unsecured, non-interest bearing and have no definite term of repayment.

(9) The amount payable to Wuhu Huaqiang Tour City Development Co. Ltd. (WHTC) was the advance payment made to the Company for reimbursement of the expenditure related to a study tour on theme parks organized for the senior management of WHTC.


(e)  Short-term  loans  arrangement  with  related  parties

During the three months ended September 30, 2005, the Company was granted a temporary short-loan of $2,224,419 by the financial clearing center (FCC) operated by SHT. The loan from SHT's FCC is unsecured, is payable on December 29, 2005, has an interest rate of 5.22% per annum, and is guaranteed by SHT. SHT is significant (20.7%) shareholder of the Company.

In addition, the Company obtained additional working capital financing through the FCC of Shenzhen Huaqiang Holdings Co. Ltd. (SHQ) of short term bank loans totaling $1,853,683. The loans from SHQ's FCC are also unsecured, payable in one year at an annual interest of 5.58% and were guaranteed by SHQ. The Chairman and the President of SHQ are also the Chairman and the CEO of the Company (see Note
7).

(f)  Deposits  at  financial  clearing  centers  operated  by  affiliates

As at September 30, 2005 and December 31, 2004, the Company placed cash deposit of $372,261 and $260,541, respectively, at the FCC operated by SHQ, and $1,855,188 and $3,752,556, respectively, at the FCC operated by SHT (see Note
3).


13.  SEGMENT  REPORTING

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

The following tables summarize revenues and EBIT by segment for the three months and nine months ended September 30, 2005 and 2004.

2005                                              Three months ended September 30,          Nine months ended September 30,
                                               ---------------------------------------  ---------------------------------------
                                                               Revenue                                 Revenue
                                                Contracted     Sharing                  Contracted     Sharing
                                                  Sales      Operations      Total         Sales      Operations      Total
                                               ------------  -----------  ------------  -----------  ------------  ------------
NET REVENUE                                    $  1,850,589      207,395  $ 2,057,984   $ 4,606,509       633,636  $ 5,240,145
                                               ------------  -----------  ------------  -----------  ------------  ------------

Direct costs of production                          861,442                   861,442     1,701,008                  1,701,008
Salaries, wages and                                                                 -                                        -
  related personnel expenses                        442,063       24,825      466,888     1,412,380        71,597    1,483,977
Selling and marketing expenses                      244,145                   244,145       645,558                    645,558
Depreciation of fixed assets                         83,779      163,542      247,321       226,294       526,072      752,366
                                               ------------  -----------  ------------  -----------  ------------  ------------
  Total Operating Expenses                        1,631,429      188,367    1,819,796     3,985,240       597,669    4,582,909
                                               ------------  -----------  ------------  -----------  ------------  ------------

INCOME (LOSS) FROM OPERATIONS                       219,160       19,028      238,188       621,269        35,967      657,236

Corporate administrative and other expenses               -            -      338,168             -             -    1,191,669
                                               ------------  -----------  ------------  -----------  ------------  ------------

EBIT                                                                          (99,980)                                (534,433)

Reconciliation of EBIT to net income  (loss):
  Minority interest                                                            51,930                                  (16,337)
  Interest (income) expenses, net                                              39,876                                  101,938
  Income tax expenses                                                             830                                      863
  Impairment on intangible assets                                                   -                                  170,950

                                                                          ------------                             ------------
NET LOSS                                                                  $  (192,616)                             $  (791,847)
                                                                          ============                             ============

2004                                              Three months ended September 30,          Nine months ended September 30,
                                               ---------------------------------------  ---------------------------------------
                                                               Revenue                                  Revenue
                                               Contracted      Sharing                  Contracted      Sharing
                                                 Sales       Operations       Total        Sales       Operations       Total
                                              ------------  -------------  -----------  -----------  --------------  -----------
NET REVENUE                                   $    958,542  $     123,910  $1,082,452   $ 3,144,406  $      224,860  $3,369,266
                                              ------------  -------------  -----------  -----------  --------------  -----------

Direct costs of production                         215,223                    215,223       846,691                     846,691
Salaries, wages and                                                                 -                                         -
  related personnel expenses                       161,155          6,889     168,044       866,547          18,320     884,867
Selling and marketing expenses                     157,805                    157,805       437,282                     437,282
Depreciation of fixed assets                       102,764        107,249     210,013       252,967         157,096     410,063
                                              ------------  -------------  -----------  -----------  --------------  -----------
  Total Operating Expenses                         636,947        114,138     751,085     2,403,487         175,416   2,578,903
                                              ------------  -------------  -----------  -----------  --------------  -----------

INCOME (LOSS) FROM OPERATIONS                      321,595          9,772     331,367       740,919          49,444     790,363

Corporate administrative and other expenses              -              -     415,633             -               -   1,085,085
                                              ------------  -------------  -----------  -----------  --------------  -----------

EBIT                                                                          (84,266)                                 (294,722)

Reconciliation of EBIT to net income (loss):
  Minority interest                                                           (16,829)                                 (155,883)
  Interest (income) expenses, net                                             (48,716)                                  (99,989)
  Income tax expenses                                                          11,722                                    31,611
  Gain on disposal of Hytech HK                                                     -                                      (993)

                                                                           -----------                               -----------
NET LOSS                                                                   $  (30,443)                               $  (69,468)
                                                                           ===========                               ===========

The following table reconciles each reporting segment's assets to total assets reported on the Company's consolidated balance sheets as of September 30, 2005 and December 31, 2004, respectively.

                            September 30, 2005   December 31, 2004
                            -------------------  ------------------
Contracted sales            $         5,627,402  $        4,670,115
Revenue sharing operations            5,199,314           2,772,652
Shared assets *                       7,935,616          10,100,956
                            -------------------  ------------------

Total Assets                $        18,762,332  $       17,543,723
                            ===================  ==================

* Shared assets represent assets that provide benefit to all of the Company's operating segments.
   Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.

There were no intersegment revenues generated for the three months and nine months ended September 30, 2005 and 2004, respectively.


14.  MINORITY  INTEREST

As of September 30, 2005, the Company's minority interest balance was $4,106,088. It was comprised of the minority shares of effectively controlled subsidiaries, including FDI and Hytech US. As of September 30, 2004, the minority interest balance was $5,633,297, which was comprised of the minority shares of SDCL, Hytech US and FDI, which the Company did not own. As of September 30, 2005, the Company owned a 70% interest in Hytech US and a 40% interest in FDI.

For the three months and nine months ended September 30, 2005, the Company recorded the minority interests share of income of $51,930 and loss of $16,337, respectively, as compared to the minority interests share of loss of $16,829 and $155,883, respectively, for the three months and nine months ended September 30, 2004.

15.  SUBSEQUENT  EVENTS

(a) Material Contract

On October 10, 2005, the Company's indirect wholly-owned subsidiary, Shenzhen Digitainment Co., Ltd. (SDCL) entered into a design contract (the "Contract") with Wuhu City Huaqiang Tour City Development Co., Ltd. (Wuhu Huaqiang). Pursuant to the Contract, SDCL has been engaged to perform the project design for a theme park being developed by Wuhu Huaqiang in the City of Wuhu, Anhui Province, China. The design fee is RMB 11,000,000 (approximately $1,356,000). An initial 30% down payment was received on October 12, 2005, with the balance payable upon the completion of certain design progress milestones. The design project is scheduled to be completed by December 15, 2005. Wuhu Huaqiang is a joint venture company incorporated in the City of Wuhu. Shenzhen Huaqiang Holdings Ltd. (SHQ) owns a controlling interest in Wuhu Huaqiang. The Chairman and the President of SHQ are also the Company's Chairman and Chief Executive Officer, respectively.

(b) Option  surrender  and  cancellation

Effective October 10, 2005, the Board of Directors of the Company resolved to cancel all of the issued and outstanding stock options which were previously granted to the Company's key employees. In October 2005, all of the option holders entered into Option Surrender and Cancellation Agreements with the Company and agreed to surrender unconditionally and irrevocably the options for cancellation with no additional monetary compensation from the Company.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Cautionary  Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities  Litigation  Reform  Act  of  1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross margin trends, operating costs, the availability of funds to finance capital expenditures and operations, facility expansion plans, competition, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein. Except as required by applicable law or regulation, the Company undertakes no obligation to update or revise any forward-looking statement contained in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005.

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

Most  of  the  Company's customers are located in the People's Republic of China
(PRC), and sales to such customers are generally on an open account basis with deposit collected in advance. The Company purchases raw materials and certain components from various suppliers located in the PRC.

The Company participates in the operation of 4D theaters, FunPlex indoor entertainment centers, large size outdoor attractions and theme parks (each, a "Revenue-Sharing Center") through cooperation agreements with local venture partners in PRC cities. The Company selects appropriate partners and sells them a portion of the amusement equipment and machines required to set up a Revenue-Sharing Center. The Company generally provides the balance of the amusement and entertainment equipment required for the Revenue-Sharing Center to its local venture partners in exchange for approximately a 50% share of its gross revenue. The local partners are responsible for operating, promoting, and providing suitable venues for the Revenue-Sharing Centers. In general, the amount of equipment required to be purchased by a local venture partner is calculated such that the Company's gross margin on the purchased equipment covers its internal cost for the balance of the required equipment. The Company also considers the credibility of the local partner and the costs associated with the operating venues. The Revenue-Sharing Centers therefore require only a minimal cash investment on the part of the Company, related primarily to the provision of maintenance services, after commencement of the Revenue-Sharing Center operations. With respect to 4D theaters, the Company generally contributes all of the equipment necessary for the theaters while the local partner provides suitable venues. The Company retains all title to the equipment it provides to the Revenue-Sharing Centers (except for equipment purchased by the venture partner) and may repossess and relocate such equipment if its local venture partners cannot fulfill their obligations under the cooperation agreements. The Revenue-Sharing Center arrangements generally have terms of five to six years, which are approximately the estimated useful life of the equipment involved.

During the three months ended September 30, 2005, two FunPlex indoor entertainment centers and three 4D theaters commenced operations in the cities of Langfang, Taiyuan, Shenyang, Zhongshan and Nanjing, respectively. As at September 30, 2005, there were a total of thirteen Revenue-Sharing Centers (eight FunPlex centers and four 4D theaters) operating in different PRC cities in which the Company has a revenue-sharing interest (including, in addition to the cities as listed above, the cities of Zhuhai, Changzhi, Beijing, Dalian, Datong, Wuhan, Huizhou and Dongguan). The first 4D Ride Dino-Rampage attraction built by the Company commenced its operation in the Beijing FunPlex amusement center in November 2004. The large-size Dino Rampage attraction in the Tianjin FunPlex that was originally scheduled to be completed in October 2005 has been re-scheduled to open in December 2005 due to the delay caused by the local partner. As of September 30, 2005, the Company has been engaged to design and manage the building of a theme park with ten to twelve large size attractions in the city of Chongqing. A Floating Sphere 4D theatre in Beijing is also currently under construction and scheduled to be completed and opened in December 2005.

During the nine months ended September 30, 2005, the FunPlex centers in Nanjing, Dalian Shida and Chenzhou were closed due to tenancy disputes between the local operators and the landlords, in which the Company was not involved. In addition, the contract term for a small size 4D theater Revenue-Shares Center located in Shenzhen expired in August 2005 and was not renewed due to the lack of suitable operating venue. The Company has repossessed all equipment in these four centers and has transferred and relocated the equipment to locations or cities under other cooperation agreements. The carrying value of this equipment had been fully recovered through the transfer and reinstallation of the equipment to other Revenue-Sharing Centers, and therefore, no impairment provision was recorded.

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

All of the Company's production and most of its business operations are located in the PRC and are conducted in Renminbi ("RMB"), which is the currency of China. Prior to July 21, 2005, the exchange rate remained stable at approximately US$1.00 to RMB 8.30. On July 21, 2005, the People's Bank of China
(PBC) announced that RMB would no longer be valued with respect to the U.S. Dollar, but against a 'basket' of foreign currencies under a managed floating exchange rate regime, and the new official parity exchange rate of USD to RMB was set at US$1.00 to RMB 8.11, to be allowed to float within a band of 0.3 percent around the central parity rate as published by the PBC daily.

As of September 30, 2004, the PRC financial statements were translated from RMB to USD at a single exchange rate of US 1.00 to RMB 8.3 since the exchange rate remained fixed during such periods. For the nine months ended September 30, 2005, the PRC financial statements were translated from RMB to USD at the new prevailing exchange rate. For the translation of assets and liabilities (other than equity and reserves), the published closing exchange rate of US 1.00 to RMB
8.092 was applied, while for revenues, expenses, gains and losses, the weighted average rate of US 1.00 to RMB 8.25 for the period was used. The resulting translation gains or losses were recorded as a separate component of stockholders' equity.

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

(3)  Revenue  generated  from  revenue  sharing  operations

Income is recognized based on the agreed percentage of revenue when the revenue from Revenue-Sharing Centers becomes due and receivable. The Company recorded $207,395 and $633,636 in revenue from its Revenue-Sharing Centers for the three months and nine months ended September 30, 2005, respectively, and $123,910 and $224,860 for the three months and nine months ended September 30, 2004, respectively.

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

In view of the fact that the business activities of Hytech US reduced substantially and there were no sales contracts secured in 2004 and 2005, the Company conducted a re-evaluation of the intangible assets associated with Hytech US and the related expected future cash flows. As a result of this evaluation, the Company recorded a full provision for impairment of $170,950 during the nine months ended September 30, 2005. There was no impairment of intangible assets recorded in 2004.


CONSOLIDATED RESULTS OF OPERATIONS

The unaudited condensed consolidated statements of operations for the three months and nine months ended September 30, 2004 have been adjusted in order to provide comparison for segment performance. This adjustment had no effect on the operating results for the period presented.

Three months ended September 30, 2005 and 2004:

REVENUE

For the three months ended September 30, 2005, net sales were $2,057,984 as compared to net sales of $1,082,452 for the three months ended September 30, 2004. Approximately 10.1% and 11.4% of the net sales during the three months ended September 30, 2005 and 2004, respectively, were from the revenues generated from the revenue sharing operations.

During the three months ended September 30, 2005, net contracted sales increased by $892,047 or 93.1% to $1,850,589, as compared to $958,542 for the three months ended September 30, 2004. This was primarily due to the normal fluctuation of the business since the recognition of revenue from contracted sales was based on costs incurred in relation to the stages of completion. A significant portion of the project costs for the contracts entered in the last quarter of 2004 were incurred and recorded during the three months ended September 30, 2005, resulting in an increase in recognized revenue. In view of the Company's current sales contracts, including the design contract entered with Wuhu Huaqiang in October 2005, and based on the stage of completion of the related projects, the Company expects that an increase in the recognition of net contracted sales recognition will continue during the remainder of 2005.

During the three months ended September 30, 2005, the Company recorded revenues from its Revenue-Sharing Centers totaling $207,395 as compared to $123,910 for the three months ended September 30, 2004, representing an increase of $83,485 or 67.4%. The increase was mainly attributable to the opening of five new FunPlex amusement centers and three 4D theaters during the period in 2005. As a result of the scheduled opening of a large size attraction in Tianjin and a theme park in Chongqing in late 2005, the Company anticipates that income from Revenue-Sharing Centers will gradually increase beginning in early 2006.

GROSS  PROFIT

For the three months ended September 30, 2005, total gross profit was $482,333 or 23.4% of total net sales, as compared to total gross profit of $489,172 or 45.2% of total net sales for the three months ended September 30, 2004. Net of the effect from the Revenue-Sharing Centers, gross profit margin decreased by 25.0%. The decrease is primarily attributable to the higher profitability of the projects in Beijing, Tianjin and Dalian recognized in the 2004 period, as compared to the average profit margins generated from the contracted sales recognized during the 2005 period. The higher profit margins in 2004 largely resulted from the negotiation of favorable pricing with customers during the 2004 period. The gross profit margin from contracted sales depends largely on the type of equipment sold and the different pricing and payment arrangements negotiated with customers. As a result, it is difficult for the Company to predict if it will be able to maintain its gross profit from contracted sales at a given level. However, the Company will follow its pricing and costing policies to maximize its returns from each contracted sale.

Cost of sales mainly consisted of raw materials, electronic parts, factory consumables, sub-contracting charges and related supplies purchased for fabrication and assembling of the amusement equipment, factory rent, engineers and workers wages and salaries, and the depreciation of production facilities. Other costs of revenue for Revenue-Sharing Centers include depreciation for the fixed assets used in the operations, maintenance costs, salaries for engineers, and the associated traveling and lodging expenses.

During the three months ended September 30, 2005, total gross profit from Revenue-Sharing Centers was $19,028 or 9.2% of the total segment revenues, as compared to total gross profit of $9,772 or 7.9% of the total segment revenues for the three months ended September 30, 2004. The increase in gross profit margin recorded in 2005 on the revenue sharing operations was attributable to the increase in ticket revenue generated from certain Revenue-Sharing Centers such as Beijing and Datong.

The Company anticipates that the gross profit from Revenue-Sharing Centers will increase gradually with the opening of more large-size attractions and theme park facilities by the end of 2005, and the more efficient management and operations of the existing FunPlex amusement centers with economies of scale and increased experience.

SELLING  AND  MARKETING  EXPENSES

Selling and marketing expenses increased by $86,340 or 54.7% to $244,145 for the three months ended September 30, 2005, as compared to $157,805 for the three months ended September 30, 2004. This was primarily due to the increase in marketing, promotional, sales representative offices and exhibition related expenses in 2005, as a result of expanded operations. The Company plans to continue its marketing and promotional efforts in order increase its business in the PRC and also in overseas markets.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

General and administrative expenses ("G&A Expenses") consist of the management office operating costs of SDCL, FDI, Hytech US, Chongqing FTC and the costs associated with the operation of the Company's executive offices, and the legal and accounting costs associated with the operation of a public company. For the three months ended September 30, 2005, G&A Expenses decreased by $40,900 or 10.5% to $349,377 as compared to the G&A Expenses of $390,277 for the three months ended September 30, 2004. The decrease is primarily due to a write back of the general provision for doubtful accounts due to a change in the aging and collectibility of the total account receivables in 2005.

LOSS  FROM  OPERATIONS

Loss from operations for the three months ended September 30, 2005 increased by $52,279 to $111,189, as compared to the loss from operations of $58,910 for the three months ended September 30, 2004. The increase in operating loss was primarily attributable to the increase in selling and marketing expenses offset partially by the reduction in general and administrative expenses during the three months ended September 30, 2005.

OTHER  INCOME  (EXPENSE)

For the three months ended September 30, 2005, the Company recorded interest income of $7,835 as compared to $48,716 for the three months ended September 30, 2004, due primarily to the substantial decrease in the average bank deposit balance in 2005 as a result of the increase in resources allocated to projects under construction and Revenue-Sharing Centers.

For the three months ended September 30, 2005, interest expense was $47,711, while no interest expense was incurred for the three months ended September 30, 2004, as the short-term bank loans were only incurred at September 30, 2004.

Other income was $19,076 for the three months ended September 30, 2005 as compared to other expense of $25,356 for the three months ended September 30, 2004. The increase in other income was attributable to miscellaneous income earned from sub-letting of part of the Company's factory space, which was temporarily available, and sales of consumable items and repair services for the equipment sold by the Company.

MINORITY  INTEREST

During the three months ended September 30, 2005, the Company recorded the minority interests' share of income of $51,930, as compared to the minority interests' share of loss of $16,829 for the three months ended September 30, 2004. As of September 30, 2005, the minority interests represented effectively the 60% interest in FDI and the 30% interest in Hytech US that are not held by the Company.

INCOME  TAX  EXPENSE

The Company is subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which each entity is domiciled. Fantatech Inc. and Hytech US are both Delaware corporations and are subject to the corporation income taxes of the United State of America. Intsys and Megabase are not liable for income taxes in BVI. The Company's PRC subsidiaries and associates are subject to Enterprise Income Tax in the PRC at a rate of 15% on net income. However, based on the local tax rules, SDCL was entitled to a tax holiday for the first two years of its operations (years 1999 and 2000) and a 50% reduction of the rate for the third through eighth years (years 2001 to 2006) of operations due to the high technology content of the business. The provision for taxes on earnings of the PRC subsidiaries, calculated based on the prevailing accounting standards in PRC, for the three months ended September 30, 2005 and 2004 were $0 and $11,722, respectively. During the three months ended September 30, 2005, Hytech US recorded a tax expense of $830 while no such tax was recorded in the corresponding period in 2004.

NET  LOSS

The Company recorded a net loss of $192,616 for the three months ended September 30, 2005 as compared to a net loss of $30,443 for the three months ended
September 30, 2004. This was primarily due to the increase in selling and marketing expenses as well as the minority interests' share of income recorded in the 2005 period. In addition, the increase in interest expenses on short-term bank loans and the corresponding decrease in interest income in 2005 period also contributed to the increase in net loss.

Nine months ended September 30, 2005 and 2004:

REVENUE

For the nine months ended September 30, 2005, net sales were $5,240,145, as compared to net sales of $3,369,266 for the nine months ended September 30, 2004. Approximately 12.1% and 6.7% of the net sales in during the nine months ended September 30, 2005 and 2004, respectively, were from the revenues generated from the Revenue-Sharing Centers.

During the nine months ended September 30, 2005, net contracted sales increased by $1,462,103 or 46.5% to $4,606,509, as compared to $3,144,406 for the nine months ended September 30, 2004. This was primarily due to the normal fluctuation of the business since the recognition of revenue from contracted sales was based on costs incurred in relation to the stages of completion. A significant portion of the project costs for the contracts entered in the last quarter of 2004 were incurred and recorded during the nine months ended September 30, 2005, resulting in an increase in recognized revenue. In view of the Company's current sales contracts, and based on the stage of completion of the related projects as well as the design contract entered into with Wuhu Huaqiang in October 2005, the Company expects the increase of net contracted sales will be sustained during the remainder of 2005.

During the nine months ended September 30, 2005, the Company recorded revenues from its Revenue-Sharing Centers totaling $633,636 as compared to $224,860 for the nine months ended September 30, 2004, representing an increase of $408,776 or 181.8%. The increase was mainly attributable to the opening of seven new FunPlex amusement centers and three 4D theaters during the period in 2005. As a result of the scheduled opening of a large size attraction in Tianjin and a theme park in Chongqing by the end of 2005, the Company anticipates that income from Revenue-Sharing Centers will gradually increase beginning in early 2006.

GROSS  PROFIT

For the nine months ended September 30, 2005, total gross profit was $1,302,794 or 24.9% of total net sales, as compared to total gross profit of $1,227,645 or 36.4% of total net sales for the nine months ended September 30, 2004. Net of the effect from the Revenue-Sharing Centers, gross profit margin decreased by 10.0%. This decrease is primarily attributable to the higher profitability of the projects in Beijing, Tianjin and Dalian recognized in the 2004 period, as compared to the average profit margins generated from contracted sales recognized during the 2005 period. The higher profit margins in 2004 largely resulted from the negotiation of favorable pricing with customers during the 2004 period. The gross profit margin from contracted sales depends largely on the type of equipment sold and the different pricing and payment arrangements negotiated with customers. As a result, it is difficult for the Company to predict if it will be able to maintain its gross profit from contracted sales at a given level. However, the Company will follow its pricing and costing policies to maximize its returns from each contracted sale.

During the nine months ended September 30, 2005, total gross profit from Revenue-Sharing Centers was $35,967 or 5.7% of the total segment revenues, as compared to total gross profit of $49,444 or 22.0% of the total segment revenues for the nine months ended September 30, 2004. The lower gross profit margin recorded in 2005 on the Revenue-Sharing Centers was attributable to the larger scale of resources and amount of depreciation involved with the Revenue-Sharing Centers in operation. In addition, the closure of three FunPlex centers located in Chenzhou, Dalian Shida and Nanjing has reduced the overall gross profit from the Revenue-Sharing Centers during the nine months ended September 30, 2005, as the Company continued to record depreciation charges for the relevant equipment and assets during the transitional period of transferring those assets to other Revenue-Sharing Centers. It normally will take approximately two months for the Company to repossess equipment from one location and reallocate it to other projects under construction.

The Company anticipates that the gross profit from Revenue-Sharing Centers will increase gradually as the transfer of the repossessed equipment from the closed FunPlex amusement centers to other Revenue-Sharing Centers has been completed, and the more efficient management and operations of the existing Revenue-Sharing Centers with economy of scale and experience.

SELLING  AND  MARKETING  EXPENSES

Selling and marketing expenses increased by $208,276 or 47.6% to $645,558 for the nine months ended September 30, 2005, as compared to $437,282 for the nine months ended September 30, 2004. This was primarily due to the increase in marketing, promotional, sales representative office and exhibition related expenses in 2005, as a result of expanded operations. The Company will continue its marketing and promotional efforts in order increase its business in the PRC and also in overseas markets.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

For the nine months ended September 30, 2005, G&A expenses increased by $201,929 or 19.6% to $1,232,793 as compared to G&A expenses of $1,030,864 for the nine months ended September 30, 2004. The increase is primarily due to the increase in personnel and general office operating expenses required by expanded operations. In addition, the costs associated with the operation of a public company also increased substantially in response to the heightened regulatory measures and compliance requirements.

IMPAIRMENT  OF  INTANGIBLE  ASSETS

During the nine months ended September 30, 2005, in view of the substantial reduction of business activities in Hytech US and no sales contracts secured in 2004 and 2005, the Company conducted a re-evaluation of the intangible assets associated with Hytech US and the related expected future cash flows. As a result of this evaluation, the Company recorded a full provision for impairment of $170,950 for the intangible assets. There was no impairment of intangible assets recorded in 2004.

LOSS  FROM  OPERATIONS

Loss from operations for the nine months ended September 30, 2005 increased by $506,006 to $746,507, as compared to the loss from operations of $240,501 for the nine months ended September 30, 2004. The increase in operating loss was primarily attributable to the impairment provision made during the nine months ended September 30, 2005 as well as the substantial increase in selling, general and administrative expenses during the 2005 period concerned.

OTHER  INCOME  (EXPENSE)

For the nine months ended September 30, 2005, interest income was $11,106 as compared to interest income of $99,989 for the nine months ended September 30, 2004, due primarily to the substantial decrease in the average bank deposit balance in 2005 as a result of the increase in resources allocated to projects under construction.

For the nine months ended September 30, 2005, interest expense was $113,044 as a result of the increase in bank borrowings during the period. There was no interest expense incurred for the nine months ended September 30, 2004 since the short-term bank loans were only incurred at September 30, 2004,

Other income was $48,478 for the nine months ended September 30, 2005 as compared to other expense of $61,189 for the nine months ended September 30, 2004. The increase in other income was attributable to the miscellaneous income earned from sub-letting of part of the factory space that was temporarily available, and sales of consumable items and repair services for the equipment sold by the Company.

MINORITY  INTEREST

During the nine months ended September 30, 2005, the Company recorded the minority interests' share of loss of $16,337, as compared to the minority interests' share of loss of $155,883 for the nine months ended September 30, 2004. As of September 30, 2005, the minority interests represented effectively the 60% shareholding in FDI and the 30% in Hytech US.

INCOME  TAX  EXPENSE

The Company is subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which each entity is domiciled. Fantatech Inc. and Hytechnology Inc. are both Delaware corporations and are subject to the corporation income taxes of the United State of America. Intsys and Megabase are not liable for income taxes in BVI. The Company's PRC subsidiaries and associates are subject to Enterprise Income Tax in the PRC at a rate of 15% on net income. However, based on the local tax rules, SDCL was entitled to a tax holiday for the first two years of its operations (years 1999 and 2000) and a 50% reduction of the rate for the third through eighth years (years 2001 to 2006) of operations due to its high technology content of businesses. The provision for taxes on earnings of the PRC subsidiaries, calculated based on the prevailing accounting standards in PRC, for the nine months ended September 30, 2005 and 2004 were $33 and $31,611, respectively. In addition, during the nine months ended September 30, 2005, Hytech US recorded a tax expense of $830 while no such tax was recorded in the corresponding period in 2004.

NET  LOSS

The Company recorded a net loss of $791,847 for the nine months ended September 30, 2005 as compared to a net loss of $69,468 for the nine months ended September 30, 2004. This was primarily due to the increase in selling, marketing and administrative expenses, interest expenses as well as impairment provision in relation to the intangible assets recorded in 2005.


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

In order to finance the Company's continuing working capital requirements and in view of the scheduled expiration of its short-term bank loans of $2,433,735 due for repayment in September 2005 (which were repaid), in early August 2005, the Company obtained a bridge loan of approximately $1,000,000 from Shenzhen Huaqiang Technology Co., Ltd. (SHT), a related party, at the prevailing market interest rate of 5.58% per annum. This bridge loan was repaid in September 2005 with the proceeds from another temporary short-loan of $2,224,419 granted by the financial clearing center (FCC) operated by SHT. The FCC resembles an internal bank which accepts deposit from and grants loans to its members at the prevailing market rate of interests. It also obtains loans from external commercial banks and in turn sub-lends to its members in order to meet their working capital requirements with less complicated application procedures and no attendant financial charges. The Company's PRC subsidiaries are members of the FCC operated by SHT whose role is mainly a coordinator to the financial arrangement of its members. The loan from SHT's FCC is unsecured due and payable on December 29, 2005, has an interest rate of 5.22% per annum, and is guaranteed by SHT. SHT is a significant (20.7%) shareholder of the Company.

In addition, during the three months ended September 30, 2005, the Company obtained additional working capital financing through the FCC of Shenzhen Huaqiang Holdings Co. Ltd. (SHQ) of short term bank loans totaling $1,853,683. Performing the same FCC functions as stated above, the FCC operated by SHQ also serves the banking and financing needs of its members and the Company's PRC subsidiaries are members of this FCC. The loans from SHQ's FCC are also unsecured, payable in one year at an annual interest of 5.58% and were guaranteed by SHQ. The Chairman and the President of SHQ are also the Chairman and the CEO of the Company.

The Company's short-term bank loans of $2,433,735 due for repayment in September 2005 were repaid in full in a timely manner as of September 30, 2005.

In view of the scheduled expiration of the temporary short-term bank loans of $2,224,419 from the financial clearing center of SHT at December 29, 2005, the Company is continuing its efforts in arranging additional external short term bank loans for its working capital requirements. The Company is also expediting the process of invoicing its customers for project progress payments in order to reduce the carrying amounts of work in progress and the costs incurred in excess of billings on uncompleted contracts. Based on management's evaluation of the Company's short-term cash requirements and liquidity resources, management anticipates that the pressure on the Company's cash flows will be substantially reduced following the completion of the large-size attraction project in Tianjin and the theme park in Chongqing by the end of 2005, as well as by the progress payments to be received from other uncompleted projects.

Operating
---------

During the nine months ended September 30, 2005, the Company's operations provided cash resources of $31,034, as compared to the net cash used of $356,524 for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, the Company's cash balance increased by $113,772, to $179,566 at September 30, 2005, as compared to $65,794 at December 31, 2004. During the nine months ended September 30, 2005, the Company's net working capital decreased by $3,224,278, to $181,295 at September 30, 2005, as compared to $3,405,573 at December 31, 2004, and the Company had a current ratio of 1.02:1 at September 30, 2005, as compared to 1.43:1 at December 31, 2004.

The decrease in the Company's net working capital was due primarily to the Company's continuing investment in fixed assets for revenue sharing centers, including 4D theaters, FunPlex centers and theme park. During the nine months ended September 30, 2005, the Company recorded a net increase in fixed assets of approximately $2,420,000 for revenue sharing operations, which largely accounted for the decrease in current assets and net working capital. In addition, the increase in short-term loans also increased the net current liabilities, which in turn affected the Company's current ratio as of September 30, 2005 (which decreased from 1.43:1 to 1.02:1).

The Company has tightened its criteria with respect to partner selection for establishment of additional revenue sharing operations in order to spare sufficient resources to administer the current revenue sharing centers and to complete the contracts on hand. Potential partners with no self-owned commercial property at prime city location for the cooperation venue will not be considered. This is to avoid the possible disputes that may arise between the local partner and the landlord, and in turn may cause the Company to relocate its equipment to other suitable site. It is anticipated that with the completion of the large-size attraction and theme park facilities scheduled for the end of 2005, together with the revenue generated from the existing incomplete contracts as well as revenue sharing centers, the Company's net working capital will gradually be improved by early 2006.

As at September 30, 2005, costs and estimated earnings in excess of billings increased by $476,940 or 19.8% to $2,891,058, as compared to $2,414,118 at
December 31, 2004, which was attributable to the increase in resources utilized in projects under construction. The billings in excess of costs and estimated earnings decreased by $722,579 or 44.4% to $906,829 at September 30, 2005 as compared to $1,629,408 at December 31, 2004.

Deposits and prepayments made by the Company increased by $693,391 or 48.5% to $2,121,801 at September 30, 2005, as compared to $1,428,410 at December 31, 2004, due to the increase in resources involved in the Chongqing theme park and Tianjin large size attractions.

As of September 30, 2005, the Company recorded in other receivables a total of $50,758 representing the tax recoverable or receivable, which primarily consisted of tax credit generated from input value added taxes ("VAT") on the raw materials purchased which were available for offsetting the potential output VAT liabilities when the Company invoiced its customers.

During the nine months ended September 30, 2005, the total amount of accounts payable, accrued liabilities and other payables increased by $520,329 or 37.7% to an aggregate of $1,899,670, as compared to $1,379,341 at December 31, 2004, which was due to the increase in purchases by the Company in order to fulfill the uncompleted contracts.

The amount receivable from related parties decreased by $374,822 or 78.5% to $102,879 at September 30, 2005, as compared to $477,701 at December 31, 2004 due primarily to the repayment of a trade receivable by Hytech HK. The amount payable to related parties decreased by $27,256 or 4.2% to $623,332 at September 30, 2005, as compared to $650,588 at December 31, 2004, as a result of the repayment of approximately $127,000 of the advance from Hytech HK, offset by an increase of approximately $63,000 payable to Bilibest Industries Ltd. for payment made on behalf of the Company and an advance of approximately $37,000 paid by Wuhu Huaqiang.

During the nine months ended September 30, 2005, deposit from customers increased by $368,329 or 19.7% to $2,242,664, as compared to $1,874,335 at
December 31, 2004, which was primarily attributable to the collection of deposits from newly signed sales contracts.

Investing
---------

For the nine months ended September 30, 2005, the Company's investment activities used cash resources of $3,487,102, as compared to $1,990,609 cash used in investment activities for the nine months ended September 30, 2004.

Additions to property, plant and equipment during the nine months ended September 30, 2005 aggregated $3,006,756, of which $2,619,813 was for investment in the Company's Revenue-Sharing Centers. In addition, there was an increase in construction in progress of $480,346 or 21.3% at September 30, 2005 to $2,736,343 as compared to $2,255,997 at December 31, 2004 as the Company has devoted more resources to the new Revenue-Sharing Centers. At September 30, 2005, the Company had capital expenditure requirements of approximately $10,200,000 in order to complete the contracts on hand for the coming six to nine months. The Company believes that it will be able to fund expected capital expenditures through internal cash flow and external resources.

Financing
---------

During the nine months ended September 30, 2005, the Company repaid the short-term bank loans totaling $2,433,735 and was granted new unsecured short-term loans by the financial clearing center operated by SHQ of $1,853,683 for a term of twelve months, at an annual interest rate of 5.58% per annum, payable on monthly basis. The Company has also been granted an unsecured temporary short-term bridge loan of $2,224,419 by the financial clearing center of SHT, which is repayable on December 29, 2005 at an interest rate of 5.22% per annum.

ITEM  3.  CONTROLS  AND  PROCEDURES

Members of the Company's management, including its principal executive and financial officers, have evaluated the effectiveness of the Company's disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of September 30, 2005, the end of the period covered by this report. Based upon that evaluation, the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures are effective.

(b)  Changes  in  Internal  Controls

There were no changes in the Company's internal control over or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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




                                             FANTATECH,  INC.
                                             ----------------
                                               (Registrant)



Date:  November  10,  2005              By:  /s/  GUANGWEI  LIANG
                                             -------------------------
                                             Guangwei  Liang
                                             Chief  Executive  Officer



Date:  November  10,  2005              By:  /s/  GARY  LUI
                                             -------------------------
                                             Gary  Lui
                                             Chief  Financial  Officer

                                   Index to Exhibits



Exhibit
Number   Description
-------  -----------
10.1     Design Contract by and between Shenzhen Digitainment Co., Ltd. and Wuhu City
         Huaqiang Tour City Development Co., Ltd., dated October 10, 2005. (1)
10.2     Short Term Loan Agreement by and between Shenzhen Digitainment Co., Ltd. and
         Shenzhen Huaqiang Holdings Limited Financial Clearing Center for
         RMB2,000,000, dated July 28, 2005.
10.3     Short Term Loan Agreement by and between Shenzhen Digitainment Co., Ltd. and
         Shenzhen Huaqiang Holdings Limited Financial Clearing Center for
         RMB13,000,000, dated August 19, 2005.
10.4     Short Term Loan Agreement by and between Shenzhen Digitainment Co., Ltd. and
         Shenzhen Huaqiang Technology Co., Ltd. Financial Clearing Center for
         RMB18,000,000, dated September 29, 2005.
31.1     Certification of the Chief Executive Officer pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002
31.2     Certification of the Chief Financial Officer pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002
32.1     Certification by the Chief Executive Officer pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002
32.2     Certification by the Chief Financial Officer pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002


(1) Filed as an Exhibit to the Company's Current Report on Form 8-K filed October 11, 2005.