Form 10KSB
period 2005-12-31
FANTATECH INC
filed 2006-04-13
CIK 925663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  fiscal  year  ended  December  31,  2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from  _____________  to  _____________

                        Commission file number: 0-24374

                                 FANTATECH, INC
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

            Delaware                                         62-1690722
-------------------------------                  -------------------------------
(State of other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                       Identification Number)

 Suite 1A, 18/F, Tower 1, China Hong Kong City, Tsimshatsui, Kowloon, Hong Kong
 ------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

Registrant's  telephone  number,  including  area  code:  (852)  2577  3020

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  None

Securities  registered  pursuant  to  Section  12(g)  of  the  Act:

                         Common Stock, par value $0.001
                         ------------------------------
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [_]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The issuer's revenues for the fiscal year ended December 31, 2005 were $11,297,390.

The aggregate market value of the issuer's common stock held by non-affiliates of the issuer was $29,009,382, based on the closing bid price of $1.50 per share on March 31, 2006.

The issuer had 30,096,117 shares of common stock issued and outstanding as of March 31, 2006.

Transitional  Small  Business  Disclosure  Format:  Yes  [_]  No  [X]

Documents  incorporated  by  reference:  None.

                                 Table of Contents


                                                                             Page
                                                                             ----
Part I
    Item 1.   Description of Business                                          5
    Item 2.   Description of Property                                         14
    Item 3.   Legal Proceedings                                               15
    Item 4.   Submission of Matters to a Vote of Security Holders             15

Part II

    Item 5.   Market for Common Equity and Related Stockholder Matters        16
    Item 6.   Management's Discussion and Analysis or Plan of Operation       17
    Item 7.   Financial Statements                                            28
    Item 8.   Changes In and Disagreements with Accountants on Accounting
              and Financial Disclosure                                        28
    Item 8A.  Controls and Procedures                                         28
    Item 8B.  Other Information                                               29

Part III

    Item 9.   Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act               30
    Item 10.  Executive Compensation                                          33
    Item 11.  Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                      34
    Item 12.  Certain Relationships and Related Transactions                  35
    Item 13.  Exhibits                                                        39
    Item 14.  Principal Accountant Fees and Services                          39


Signatures

Special  Note  Regarding  Forward-Looking  Statements:

This Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words "believes", "expects", "anticipates", "intends", "plans", "may", "will" or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements may include, among others, statements concerning the Company's expectations regarding its business, growth prospects, sales trends, gross margin trends, operating costs, the availability of funds to finance capital expenditures and operations, facility expansion plans, competition, operating results and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures of concerning the Company and its business made elsewhere in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, as well as other public reports filed with the United States Securities and Exchange Commission. Investors should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. Except as required by applicable law or regulation, the Company undertakes no obligation to update or revise any forward-looking statement contained in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, whether as a result of new information, future events or otherwise.

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

Fantatech, Inc. (hereinafter referred to as the "Company", which term shall include, when the context so requires, its subsidiaries and affiliates), formerly Lucas Educational Systems, Inc., was incorporated in the State of Delaware. The Company is engaged in the design, manufacturing, sale and operation of hi-tech entertainment and amusement attractions for group audiences, including simulation attractions and equipment, 3D/4D theatres, indoor entertainment centers ("FunPlex") and outdoor theme parks.

ORGANIZATION

The Company operates its business through its wholly-owned direct subsidiary, Intsys Share Limited ("Intsys"), its indirect wholly-owned subsidiaries, Shenzhen Digitainment Co., Ltd. ("SDCL" or "Digitainment") and Megabase Investment Limited ("Megabase"), and its controlled companies, including Hytechnology Inc. ("Hytech US"), Chongqing FantaWild FunPlex Tour Co. Ltd. ("Chongqing FTC") and Fantatech Development Inc. ("FDI"). Tianjin Longqiao FantaWild Kepu Ltd. ("Tianjin LFK") is an associated company in which FDI holds a 50% equity interest and has no effective control over its Board of Directors.

In November 2002, the Company acquired all of the issued and outstanding shares of Intsys in a reverse merger. At the time of the acquisition, Intsys held a 65.41% equity interest in SDCL and a 70% equity interest in Hytechnology, Inc. ("Hytech US"). SDCL is engaged in the development and production of hi-tech entertainment and amusement products, including 4D theatres, simulation games, indoor entertainment centers, large size indoor attractions and theme parks, and Hytech US is engaged in the sales and marketing of SDCL's products in the United States.

In August 2003, SDCL acquired a 40% equity interest in FDI. Shenzhen Huaqiang Industry Company Limited ("SHICL") also holds a 40% equity interest in FDI, and Shenzhen Huaqiang Venture Capital Company Limited ("SHVCCL") holds a 20% equity interest in FDI. FDI is engaged in the sales and marketing of the products of SDCL in China and assists SDCL with soliciting contracts for the development of hi-tech entertainment and amusement centers and theme parks. SHVCCL has assigned all of its management and control rights in FDI to SDCL. SHICL and SHVCCL are affiliates of Shenzhen Huaqiang Holdings Ltd ("SHQ"). The Chairman and the President of SHQ are also the Company's Chairman and Chief Executive Officer, respectively.

In October 2004, the Company acquired Megabase Investment Limited ("Megabase"), a BVI corporation that owned the remaining 34.59% equity interest in SDCL pursuant to the terms of a share exchange agreement. Upon consummation of the share exchange agreement, Intsys became the sole owner of SDCL.

In June 2005, the Company resolved to set up two management companies in the cities of Chongqing and Tianjin in the China, in order to manage the operations of the theme park in Chongqing and the large-size attraction "Dino-Rampage" in the Tianjin FunPlex, respectively. These management companies are intended to facilitate the operations of the aforesaid large-size revenue sharing operations and will be budgeted to operate at a break-even level. In late August 2005, Chongqing FTC, with registered capital of approximately $620,000, which is owned 90% by SDCL and 10% by FDI, formally commenced its operations of assisting and coordinating the establishment of the Chongqing Theme Park. In late November 2005, Tianjin LFK, with registered capital of approximately $37,000, which is owned 50% by FDI and 50% by Tianjin Longqiao Property Development Co. Ltd. ("Longqiao PDL"), a third party local partner, formally commenced its operations. There are seven members of the Board of Directors of Tianjin LFK, to which FDI has appointed two directors.

INDUSTRY  BACKGROUND

Theme Park entertainment products in earlier decades focused primarily on single-track rides such as roller coasters, rotating horses and corsairs which produced the novelty of rectilinear or rotating mechanical movement. Though these products are still in use today, the development and maturity of electronic and control technology allowed the adoption of many technological effects to enhance the entertainment experience, as well as allowing increased safety, reliability, enjoyment and excitement.

The application of computers greatly improved the performance of entertainment facilities and further allowed the utilization of technologies in digital control, sound, light and digital imagery, and ultimately made it possible for formation of a new generation of integrated entertainment facilities. Beginning in the 1970s, the development of simulation technology, followed by the dynamic-simulation amusement attraction, proved to be the outcome of symbiotic applications of modern hi-tech computer-controlled, hydraulics, digital imagery and high fidelity sound. Computer networking technology and the Internet are the latest technologies to be applied to amusement products. Computer, video and simulation technology-based interactive and dynamic entertainment products have become more prevalent in the entertainment industry during the last two decades.

BUSINESS  SCOPE

The Company is in the high technology ("hi-tech") entertainment and amusement business. Apart from designing, developing, manufacturing and installing hi-tech simulation attractions and equipment for group audiences, the Company also designs and produces special 3D/4D theater systems. The Company has extensive experience in combining computer, digital video and film, simulation, artificial intelligence and system integration technologies to produce comprehensive simulation products which can be installed in a wide variety of venues such as hi-tech amusement centers and theme parks, urban entertainment centers, location-based entertainment complexes, science centers and shopping malls. The Company has successfully marketed and sold a series of hi-tech amusement and entertainment products, as well as 4D theaters that are presently operated in different theme parks, entertainment centers and shopping malls throughout the world, including in the United States, Canada, Italy, Israel, Ukraine, Kuwait, Latvia, India, Philippines and China.

The  main  business  lines  of  the  Company  are  as  follows:

1. Design, development and manufacturing of hi-tech entertainment and amusement equipment and products, including 3D/4D theater systems;

2.   Design  and  construction  of  hi-tech  theme  parks and amusement centers;

3. Investment in and operation of indoor and outdoor hi-tech entertainment centers and theme parks;

Most of the Company's customers are located in the China, and sales to such customers are generally on an open account basis with a deposit collected in advance. The Company purchases raw materials and certain components for its products from various suppliers located in the China.

PRODUCTS

The  Company  designs,  develops  and  manufactures four categories of products:
FantaWild FunPlexes, FantaWild 4D Theaters, large-size attractions and FantaWild Theme Parks, each which are designed and manufactured to provide virtual reality and simulation entertainment. A Fantawild Theme Park may consist of FunPlex, 4D theater, and different numbers of large-size attractions.

FantaWild  FunPlex

A FantaWild FunPlex is an indoor entertainment center specially designed for shopping malls and recreation areas. The size of a Fantawild FunPlex is usually 25,000 to 100,000 square feet, and each can be mounted with up to 50 separate pieces of amusement equipment, which form a unique family-based entertainment center. A FunPlex is normally organized into 8 zones/sections: "FantaZone", "Cartoon City", "VirtualSports", "MechaZone", "FunPlex Photo Studio", "Dragon of Destiny", "FantaWild 4D Theater" and "Haunted House", catering to the diversified needs of all family members. Each section contains attractions that will provide appropriate entertainment experiences to adults and parents, youths and teenagers, and young children. In addition, each FantaWild FunPlex has a Redemption Center for purchase of game cards and redemption of gifts. Each zone is modular and can be expanded or swapped with another zone. The Company continuously develops new game equipment and platforms as well as new content in order to maintain the attractiveness of each FunPlex for repeat customers. Each FunPlex is managed by a computerized system which generates daily reports on various performance measures, including revenues, popular games and peak operating hours.

FantaWild  4D  Theater  System

Theater Systems. The Company's FantaWild 4D theater systems consist of proprietarily designed and patented cylindrical screens that provide a wider viewing angle than a normal 3D theater. The 4D chairs can produce special effects such as vibration, falling, wind blowing, water spraying and leg tickling, which can also be combined with other simulation effects like virtual fog, rain, lightning, air bubbles, and smell, providing both visual, audio and sensory experiences synchronized with the on-screen action according to the plots of the movies. To satisfy the visual requirements of the audiences, the Company also designs and manufactures cylinder-polarizing glasses for viewing the cylindrical pictures.

The Company has already sold and installed approximately 49 sets of 4-D theaters worldwide, including in the United States, Canada, Italy, Kuwait, Philippines, Israel, Ukraine, Latvia, Saudi Arabia, Lithuania, India and China.

FantaWild 4D Films. The Company has contracted with its 4D films supplier, Hyvision Digital Film Inc. ("Hyvision"), a related company, to create and develop two to four new independent 4D films per year for exclusive distribution and exhibition at its FantaWild 4D Theaters. FantaWild 4D Theater customers can lease films on a yearly basis through the Company. Shenzhen Huaqiang Technology Co., Ltd. ("SHT"), a significant shareholder (35.53%) of the Company, has a 20% equity interest in Hyvision. The Chief Executive Officer and the Chief
Operating  Officer  of  the  Company  are  also  each  directors  of  Hyvision.

Large-Size  Attractions

Large-size attractions are the main components of a theme park or recreation facility which may help to bring in large numbers of tourists and entertainment revenues. There are only a few companies that currently possess the ability to design and produce a large-size attraction due to its technical difficulty and the complicated development process. The Company has designed and developed various large-scale simulation attractions which incorporate electric motion systems, large format film projection and audio and lighting devices, as well as special programming of video and motion control systems to provide an integrated adventure and simulation experience to the audiences.

The large-size attractions developed by the Company include "4D Ride Dino-Rampage", "Sky Sailor", "Try To Remember", "Space Station", "Journey Into Civilization", "Special Effects Studio", "Conch Bay" and "The Milky Way Plaza".

4D Ride Dino-Rampage is a large-size indoor attraction which integrates the elements of 3D animated movie clips, crafted dioramas, dynamic motion cars, disaster imitation and various performance tricks.

The Sky Sailor is a floating sphere 4D theater which integrates hi-tech elements such as spherical theater screen, large rotating mechanisms and on-site special effects. Its design marks the cutting edge of state-of-the-art technology in the modern entertainment industry and is currently a new milestone in theater technology and development. The Sky Sailor theater usually covers about 16,000 square feet, is approximately 82 feet long and is composed of a large hemispherical screen, a dynamic motion-chair suspension system, a rotating platform, a special effects system and 3D animated movie content.

As of December 31, 2005, the Company has constructed a total of three 4D Ride Dino-Rampage theaters in the cities of Beijing, Tianjian and Chongqing, respectively. The Company also completed the construction of two Sky Sailor theaters located in Beijing and in Chongqing at end of 2005. In addition, during the year ended December 31, 2005, other large-size attractions such as Try To Remember, Space Station, Journey Into Civilization, Special Effects Studio and The Milky Way Plaza were built for the first time by the Company in Chongqing.

FantaWild  Theme  Park

FantaWild Theme Park is a hi-tech amusement theme park consisting of large-scale emulated and mechanical attractions which can provide integrated and comprehensive simulation experiences to visitors. The Company has the necessary resources and ability to design, develop and install all the attractions for a FantaWild Theme Park. Each single attraction in FantaWild Theme Park can be installed as a separate attraction or in combination with other attractions.

During the year ended December 31, 2005, the Company substantially completed construction of the Company's first FantaWild Theme Park in the City of Chongqing ("Fantawild Chongqing"). Fantawild Chongqing consists of 10 large to medium-sized attractions installed in the Chongqing theme park with an area of approximately 300,000 square feet. The Chongqing theme park is currently under its trial operation and is scheduled to commence its formal operation on or about April 1, 2006. In 2005, the Company also completed two design contracts for theme parks proposed to be built in the cities of Wuhu and Shantou. On January 24, 2006, SDCL, the Company's indirect wholly-owned subsidiary, entered into an equipment sale contract and an equipment installation contract with Wuhu City Huaqiang Tour City Development Co., Ltd. ("Wuhu Huaqiang") with respect to the supply and installation of 22 large to medium- sized attractions for a theme park to be built in the City of Wuhu (see "Item 12. Certain Relationship and Related Transactions").

The Company operates as both a manufacturer and a seller of hi-tech amusement equipment for its proprietary FantaWild FunPlexes, FantaWild 4D Theaters, large-size attractions and FantaWild Theme Parks, as well as being an operator of these products through revenue-sharing operating arrangements, and with the increasing involvement in the latter in view of management's opinion with respect to the positive growth opportunities in the Chinese market. The Company also provides its products to customers other than local partners of revenue-sharing operations.

REVENUE-SHARING  OPERATIONS

The Company supplies the equipment for each of its 4D theaters, FunPlex indoor entertainment centers, large- size outdoor attractions and theme parks (each, a "Revenue-Sharing Center") through cooperation agreements with local venture partners in various cities in China. The Company selects appropriate partners and sells them a portion of the amusement equipment and machines required to set up a Revenue-Sharing Center. The Company generally provides the balance of the amusement and entertainment equipment required for the Revenue-Sharing Center to its local venture partners in exchange for approximately a 50% share of its gross revenue. The local partners are responsible for operating, promoting, and providing suitable venues for the Revenue-Sharing Centers. In general, the amount of equipment required to be purchased by a local venture partner is calculated such that the Company's gross margin on the purchased equipment covers its internal cost for the balance of the required equipment. The Company also considers the credibility of the local partner and the costs associated with the operating venues. The Revenue-Sharing Centers therefore require only a minimal cash investment on the part of the

Company, related primarily to the provision of maintenance services after commencement of the Revenue-Sharing Center operations. With respect to 4D theaters, the Company generally contributes all of the equipment necessary for the theaters while the local partner provides suitable venues. The Company retains all title to the equipment it provides to the Revenue-Sharing Centers
(except for equipment purchased by the venture partner) and may repossess and relocate such equipment if its local venture partners cannot fulfill their obligations under the cooperation agreements. The Revenue-Sharing Center arrangements generally have terms of five to ten years, which are approximately the estimated useful life of the equipment involved.

As of December 31, 2005, the Company had revenue-sharing relationships with twelve FantaWild FunPlexes (seven of which were launched in 2005) and seven 4D theaters (all of which were launched in 2005) located in different major cities in China. Assuming the completion of the Company's outstanding contracts as of December 31, 2005, the number of its revenue-sharing FunPlex, 4D theater and theme park operations will increase to sixteen, nine and three, respectively, upon the scheduled completions of the Revenue-Sharing Centers in late 2007.

DESIGN  BUSINESS

With the accumulation of technical know-how and experience, the Company considered itself mature enough to enter the hi-tech amusement equipment and theme park design business in 2005. During the year ended December 31, 2005, the Company completed the design for two theme park projects to be built in the City of Wuhu and Shantou, respectively, and one FunPlex in Xinjiang, as well as five 4D theaters in each of Beihai, Changchun, Huaian, Guangzhou and Zhongsan.

PRODUCTION

The Company's manufacturing plants are located in Shenzhen, China, where most of its products are designed and manufactured. The Company also uses materials readily available from the market, which may include well-developed software, computer accessories and parts. Certain processes which involve intensive manpower, such as metal works, decorating and packaging, as well as heavy assembling, is generally sub-contracted to other third party factories. However, final assembly, testing and quality control is completed or monitored by the Company's engineers.

The Company's production processes are carried out and handled by the following internal departments:

-    Design  Center
-    Research  and  Development  Center
-    Product  Assembly  Department
-    Technology  Department
-    Manufacture  Department
-    Quality  Control  Department

TRANSPORTATION  AND  DISTRIBUTION

The Company's production plants are conveniently located in Shenzhen, a southern major city in China with a well-developed transportation network and infrastructure. Most of the products or equipment manufactured by the Company are transported to its customers through rail, truck, ship or plane, depending on the urgency of the project and location of the customer. The Company has not encountered any difficulties in arranging the delivery of its products to its customers within or outside of China.

RAW  MATERIALS

Typical  raw  materials  used  by  the  Company  include:

-    Computer hardware including main board, CPU, hard disk, RAM and other parts

-    Electronic  components
-    Optical  projectors
-    Optical  or  mechanical  transducers
-    Screens  and  displaying  equipment
-    Air  pressure  containers
-    Hydraulic  systems
-    Fiber  or  plastic  parts
-    Metal  components  or  parts

The Company purchases raw materials from both large international corporations as well as local suppliers in China. As there are many suppliers for those raw materials and components, which are not unique, the Company has not experienced any supply interruptions or shortages. During the years ended December 31, 2005 and 2004, the top five vendors accounted for approximately 50.3% and 40.4% of the Company's total purchases, respectively, of which 21.1% and 27.0% was from Hyvision, respectively.

The Company also designs and makes for internal use some of the parts and control boards required for its specially developed products.

MARKETING  AND  SALES

The sales and marketing strategies of the Company revolve principally around developing a reputable brand identity and maintaining long-term customer relationships, in addition to continuously innovating and improving the quality of its products. Products are marketed through a direct sales force and marketing staff located principally in Shenzhen, China. The Company participates in all of the major international amusement and entertainment exhibitions, such as IAAPA, Euro Amusement Show, and TPFC, in order to promote and market directly to international customers its proprietary products.

On June 1, 2004, SDCL and FDI entered into an agreement pursuant to which SDCL engaged FDI, its controlled associated company, as its sales agent for the marketing and distribution of its amusement and simulation equipment and 3D/4D theatres in China (see "Item 12. Certain Relationships and Related Transactions").

CUSTOMERS

The Company's products are sold to customers in the China, as well as to overseas customers, including recreation-oriented companies, theme/amusement parks, entertainment centers and individual investors. During the years ended December 31, 2005 and 2004, approximately 7.8% and 9.0% of the Company's contracted sales, respectively, were from to customers located outside of China, which included Latvia, Lithuania, and India in 2005, and Israel and Ukraine in 2004.

Three customers accounted for approximately 15.3%, 11.9% and 10.4% of sales for the year ended December 31, 2005, as compared to three customers accounting for approximately 18.4%, 17.8% and 14.2% of sales for the year ended December 31, 2004. As of December 31, 2005, approximately 85.0% of the Company's accounts receivable were generated by transactions with four customers, of which one customer accounted for approximately 37.2% of the accounts receivable balance.

The Company does not materially rely on any one customer since most of the Company's contracted sales are generally completed within twelve months. The Company is continuing the developments of multiple Revenue-Sharing Centers in order to diversify its regular source of revenue. As most of the Revenue-Sharing Centers are relatively new and have been operating for less than two years, these centers did not constitute a significant portion of the Company's total revenues in 2005 or 2004. With the gradual opening of various theme parks located in Chongqing, Shantou and Wuhu in 2006 to 2007, the Company anticipates that the revenue from theme park operations will eventually increase due to their relative large-size operation.

REGULATION

The Company is subject to various production and labor laws, environmental and pollution control regulations, taxation and other related rules as promulgated by the local Chinese government relating to its manufacturing operation and production facilities, as well as its business operations in China. The products manufactured by the Company are also subject to various product safety requirements as stipulated by the local authorities where the equipment is being installed. Some of these major national and industry product safety standards include GB8408 - "Safety of Amusement Machines and Amusement Part Equipments", GB18160 - "Specifications of Amusement Rides Space Gyro Category", GB18166 - "Specifications of Amusement Rides Monorail Category", GB18167 - "Specifications of Amusement Rides Shooting Category" and GB18163 "Specifications of Amusement Rides Astro-fighter Category".

The Company believes that it is in compliance with all major governmental laws and regulations related to its products and facilities; and does not expect any material expenditure in 2006 with respect to such regulations.

PRODUCT  QUALITY

The Company emphasizes quality control and utilizes management systems developed to maintain the premium quality of its amusement products, including supplier authentication, contract examination, product design, production and testing controls. All the products are developed and produced according to relevant international and national technical standards for safety usage as amusement equipment. The Company obtained ISO 9000 quality certification for its production and manufacturing management, which confirms that the production process and management method meet with internationally recognized level of skills. Through ongoing product development efforts, and with its experienced engineering team, the Company is able to offer high quality 4D theaters systems, as well as indoor amusement centers, theme park attractions and recreational project design. The Company has also obtained the Manufacturing License of Special Equipment issued by the China Quality Inspection and Quarantine Bureau.

As all of the products designed and produced by the Company mainly generate an audio-visual simulation experience, and have been inspected rigorously internally and externally, together with the safety devices built into each piece of equipment, there is a limited possibility of causing any material injury to the players. The Company has not experienced any claims against its products due to a safety incident. Local partners of each Revenue-Sharing Center have acquired the necessary public liability insurance as required by relevant rules and regulations.

PRODUCT  DEVELOPMENT

The Company is in the hi-tech industry specializing in entertainment products with proprietary expertise in computer technology, video and film technology, simulation, artificial intelligence, and system integration. The Company is engaged in ongoing product development to create new products and modify existing products to meet market demands and redesign existing products to reduce the cost of manufacturing while maintaining quality and safety standards. The product development division, which is part of the production department, is staffed with experienced engineers specialized in various practice areas. product development costs are charged to cost of revenues as incurred. During the years ended December 31, 2005 and 2004, the Company expended $ 611,268 and $841,918, respectively, in labor and materials costs for R&D.

STRATEGY  AND  COMPETITION

The Company's strategy is to enhance its brand identity and awareness, and to attain greater economies of scale in terms of its production as well as its revenue-sharing operations in Fantawild FunPlex, 4D theater and theme parks, which will be built upon its research and development capabilities and the strength of its experienced team with a commitment to develop innovative, cutting-edge 3D, 4D and other interactive simulation entertainment products that can create a new standard in the hi-tech entertainment industry in China.

The Company competes with a number of 3D/4D theater providers, game machine manufacturers and indoor attraction developers in the entertainment markets. Management of the Company considers SimEx, Iwerks and IMAX as the major competitors in the 4D theatre field. In order to increase its competitive edge, the Company concentrates its focus on the development of cylindrical 4D theaters at competitive costs. Moreover, the Company markets its integrated and comprehensive abilities in designing, developing and producing multiple types of hi-tech entertainment products, large-size attractions and theme parks.

The Company also participates in the operation of entertainment centers, 4D theaters and theme parks through its Revenue-Sharing Centers. The Revenue-Sharing Centers continuously receive technical support from the Company through updated content and new models to maintain their appearance and attractiveness.

The product development and production base of the Company are located in an area which offers a relatively low cost structure when compared to its counterparts abroad. Accordingly, the Company can provide its products at a competitive price.

PATENTS  AND  TRADEMARKS

The Company has registered its patent in the area of stereo cylindrical imaging with the United States Patent and Trademark Office ("USPTO"). In addition, other inventions, such as Method and Facilities for Watching 3D Movies and interactive exercise bicycles, have been submitted to the USPTO and State Intellectual Property Office of China for registration. The trademark
"FantaWild"  has  been  registered  in  the  United  States  and  China.

EMPLOYEES

As of March 31, 2006 and 2005, the Company had the following number of employees in the indicated functional areas:

         Function                        2006  2005
         --------                        ----  ----
     Management and administration         77    77
     Engineering and production           251   229
     Product development                  132   126
     Sales and marketing                   42    39
                                         ----  ----
         TOTAL                            502   471
                                         ====  ====

The majority of our employees are based in Shenzhen while some managerial and sales staff work occasionally in other Chinese cities or overseas for different projects. Each full-time Chinese employee is a member of a local trade union. Labor relations have remained positive and the Company has not had any employee strikes or major labor disputes. Unlike trade unions in western countries, trade unions in most parts of China are organizations mobilized jointly by the government and corporate management.

GOVERNMENTAL  REGULATION  ON  OPERATIONS  IN  CHINA

The Company's principal executive office is located in Hong Kong. Major business operations are mainly conducted in the Company's Shenzhen office in China. Accordingly, the Company's business operations must conform to the Chinese government's rules and regulations.

The  Chinese  Legal  System

The practical influence of the Chinese legal system on the Company's business operations has two general implications. First, as a matter of substantive law, the Foreign Invested Enterprise ("FIE") laws applicable to SDCL's operations in China provide legal protection from unnecessary governmental interference. The other China subsidiaries or associated entities as invested by SDCL are treated as local Chinese corporations. In addition, these laws guarantee the full entitlement of the benefits as stipulated in the Corporate Articles and Contracts to those FIE investors. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the United States. Similarly, the Chinese accounting laws mandate accounting practices, which are mostly consistent with United States Generally Accepted Accounting Principles. The Chinese accounting laws require that an annual "statutory audit" be performed in accordance with Chinese accounting standards and that the books of accounts of an FIE are maintained in accordance with Chinese accounting laws. Article 14 of the China Wholly Foreign-Owned Enterprise ("WFOE") Law requires a WFOE to submit certain periodic fiscal reports and statements to designated financial and tax authorities, failing which the enterprise may risk the revocation of its business license.

Secondly, while the enforcement of substantive rights may appear less clear than the established procedures in the United States, the FIEs and WFOEs are regarded as Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. As the statutory terms of the Articles of Association provide that all business disputes pertaining to FIEs are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce applying the Chinese substantive laws, the Chinese minority partner in the Company's joint venture companies like FDI will not assume a privileged position regarding such disputes. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958)". Therefore, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of FIEs.

As the Chinese legal system develops, the promulgation of new laws, changes to existing laws, and the preemption of local regulations by national laws may adversely affect foreign investors, such as the Company. The Company's activities in China may by law be subject, in some cases, to administrative review and approval by various national, provincial and local agencies of the Chinese government. While China has promulgated an administrative procedural law permitting redress to the courts with respect to certain administrative actions, the interpretation of Chinese laws may be subject to policy changes reflecting domestic political factors. Enforcement of existing laws may be uncertain and sporadic, and implementation and interpretation may be inconsistent, leading to a higher than usual degree of uncertainty as to the outcome of litigation. Even where adequate laws exist in China, it may not be possible to obtain swift and equitable law enforcement, or to obtain enforcement of a judgment by a court of another jurisdiction.

Economic  Policies  and  Reform  Issues

General economic conditions in China could have a significant impact on the Company. The economy of China differs in certain material respects from that of the United States of America, including its structure, level of development and capital reinvestment, growth rate, government involvement, resource allocation, rate of inflation and balance of payments position.

Although the majority of China's productive assets are still owned by the state, the adoption of an economic reform policy since 1978 has resulted in the gradual reduction in the role of state economic plans and the allocation of resources, pricing and management of such assets, with increased emphasis on the utilization of market forces, and rapid growth in the Chinese economy. The success of the Company depends in substantial part on the continued economic growth and development of the Chinese economy.

Since 1979, the Chinese government has reformed its economic systems. As many reforms are unprecedented or experimental, they are expected to be refined and improved continuously. Other factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect the operations of the Company's Chinese subsidiaries.

Over the last few years, China's economy has recorded a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government has taken macro adjustment measures to curb this excessively expansive economy. These measures have included restrictions on the availability of domestic credit, which may reduce the purchasing capability of certain customers of the Company, and limited re-centralization of the approval process for property development and investment in steel plants. These austere measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations of resources in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

To date, reforms to China's economic system have not adversely impacted the Company's operations and are not expected to affect its operations negatively in the foreseeable future; however, there can be no assurance that the reforms to China's economic system will continue or that the Company will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

China's  Accession  into  the  World  Trade  Organization

On November 11, 2001, China signed an agreement to become a member of the World Trade Organization ("WTO"), the international body that sets most trade rules, further integrating China into the global economy and significantly reducing the barriers to international commerce. China has agreed upon its entry into the WTO to reduce tariffs and non-tariff barriers, remove investment restrictions and provide trading and distribution rights for foreign firms. The tariff rate reductions and other enhancements will enable the Company to develop better investment strategies. In addition, the WTO's dispute settlement mechanism provides a credible and effective tool to enforce the commercial rights of members. Also, with China's entry into the WTO, it is believed that the relevant laws on foreign investment in China will be amplified and will follow common international practices.


ITEM 2. DESCRIPTION OF PROPERTY

The Company's principal executive office is situated at Suite 1A, 18/F, Tower 1, China Hong Kong City, Tsimshatsui, Kowloon, Hong Kong, which is leased from Bilibest Industries Limited, a related company controlled by SHQ, through an office service agreement. Major business operations are conducted mainly in Shenzhen, China, and the current operating leases on several premises for factory and office are as follows:

                                Approximate
                                    Area           Expiration     Approximate
Location            Usage    (in square meters)  Date of Leases  Annual Rental
----------------  ---------  ------------------  --------------  --------------
Hong Kong, China  Office                     30  June 2007       $       12,000
Shenzhen, China   Factory                11,169  July 2018       $      174,400
Shenzhen, China   Office                  1,770  Oct 2007        $       79,000
Shenzhen, China   Warehouse               1,200  Apr 2006        $        5,950
Shenzhen, China   Warehouse                 600  Jan 2007        $        8,950
Shenzhen, China   Storage                    31  Aug 2006        $        1,490
Beijing, China    Office                     79  Nov 2007        $        8,950


ITEM 3. LEGAL PROCEEDINGS

The Company is periodically subject to various pending and threatened legal actions which arise in the normal course of business. The Company's management believes that the impact of any such litigation will not have a material adverse impact on the Company's financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the three months ended December 31, 2005, no matters were submitted to a vote of the Company's security holders.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market  Information

The Company's common stock is traded on the Over-The-Counter Bulletin Board under the symbol "FNTN.OB". During 2005 and 2004, trading activity in common stock was generally limited and sporadic, and should not be deemed to constitute an "established public trading market".

The following table sets forth the range of the adjusted closing prices of the Company's common stock as quoted during the periods indicated. Such prices reflect prices, adjusted for stock splits, between dealers in securities and do not include any adjustments for retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                       HIGH    LOW
                                       -----  -----
YEAR ENDED DECEMBER 31, 2005
----------------------------
Three months ended March 31, 2005      $1.50  $0.20
Three months ended June 30, 2005       $1.00  $0.90
Three months ended September 30, 2005  $1.50  $0.90
Three months ended December 31, 2005   $1.50  $1.50


YEAR ENDED DECEMBER 31, 2004
----------------------------
Three months ended March 31, 2004      $0.42  $0.40
Three months ended June 30, 2004       $2.50  $0.55
Three months ended September 30, 2004  $0.55  $0.55
Three months ended December 31, 2004   $0.55  $0.18

(b)  Holders

As of March 31, 2006, there were 30,096,117 shares of common stock issued and outstanding as held by approximately 455 shareholders of record.

(c)  Dividends

The Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Management of the Company currently intends to retain future earnings, if any, to finance the operations and expansion of its business. Any future determination to pay dividends will be at the discretion of the board of directors and will be based upon the Company's financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and any other factors that the board of directors deems relevant.

(d)  Securities  Authorized  for  Issuance  Under  Equity  Compensation  Plans

The  Company  has  not  adopted  any  stock option or equity compensation plans.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Effective November 6, 2002, the Company acquired Intsys, which, through its subsidiaries and affiliates, is engaged in the design, development, manufacturing and sale of hi-tech entertainment and amusement products and the related operations, including 4D theaters, indoor entertainment centers ("FunPlex"), large-size outdoor attractions and theme parks. The Company's technical team is experienced in the design and manufacturing of comprehensive, integrated, computerized entertainment products.

Most of the Company's customers are located in the China, and sales to such customers are generally on an open account basis with a deposit collected in advance. The Company purchases raw materials and certain components from various suppliers located in the China.

During the year ended December 31, 2005, the Company launched seven FunPlex indoor entertainment centers in the cities of Datong, Dongguan, Langfang, Taiyuan, Nanning, Yantai and Chifeng, and seven 4D theaters in the cities of Nanjing, Shenyang, Zhongshan Huaian, Beijing, Guangzhou and Hangzhou. As at December 31, 2005, there were a total of nineteen Revenue-Sharing Centers (twelve FunPlex centers and seven 4D theaters) operating in different Chinese cities (including, in addition to the cities as listed above, the cities of Zhuhai, Changzhi, Beijing, Dalian and Wuhan). The first 4D Ride Dino-Rampage attraction built by the Company commenced its operation in the Beijing FunPlex amusement center in November 2004. The large-size Dino Rampage attraction in the Tianjin FunPlex was completed in December 2005, and commenced its trial operation in January 2006. As of December 31, 2005, the Company has substantially completed the building of Fantawild Chongqing with ten large-size attractions in the city of Chongqing. Fantawild Chongqing is currently under trial operation and will officially open in April 2006. The construction of two floating sphere 4D theater Sky Sailor attractions in Beijing and in Chongqing (one of the attractions in the Chongqing theme park) were completed in December 2005.

During the year ended December 31, 2005, the FunPlex centers in Nanjing, Dalian Shida and Chenzhou were closed due to tenancy disputes between the local operators and the landlords; the Company was not involved in such disputes. In addition, the contract term for two small-size 4D theater Revenue-Sharing Centers located in Shenzhen and Huizhou expired in August and December 2005, and were not renewed due to the lack of a suitable operating venue. The Company repossessed all equipment in these five centers and transferred and relocated the equipment to locations or cities under other cooperation agreements. The carrying value of the related equipment has been fully recovered through the transfer and reinstallation of the equipment to other Revenue-Sharing Centers, except for certain obsolete parts which were disposed of immediately and written-off, and therefore, no further impairment provision has been recorded.

In November 2005, the operations of the FunPlex center in Dongguan was temporarily suspended due to the local partner's failure to secure a valid license from the local cultural department. The Company has been in discussion with the local partner and government authorities in order to resolve this issue and to resume the operations of the FunPlex. It is estimated that the approval process may require approximately nine months. In the meantime, the Company has taken possession of certain high value equipment from FunPlex for immediate use in other sales or cooperation contracts.

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned and majority-owned subsidiaries as well as the controlled associated entities. The acquisition of Intsys by the Company in 2002 was treated as a recapitalization of Intsys with Intsys as the acquirer (reverse acquisition). All material intercompany balances and transactions are eliminated on consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are reported and presented in United States Dollars ("$" or "USD").

All of the Company's production and most of its business operations are located in China and are conducted in Renminbi ("RMB"), which is the currency of China. Prior to July 21, 2005, the exchange rate remained stable at approximately US$1.00 to RMB 8.30. On July 21, 2005, the People's Bank of China ("PBC") announced that the RMB would no longer be valued with respect to the United States Dollar, but against a 'basket' of foreign currencies under a managed floating exchange rate regime, and the new official parity exchange rate of USD to RMB was set at US$1.00 to RMB 8.11, to be allowed to float within a band of +-0.3 percent around the central parity rate as published daily by the PBC.

As of December 31, 2004, the Chinese financial statements were translated from RMB to USD at a single exchange rate of US 1.00 to RMB 8.30 since the exchange rate remained fixed during such periods. As of December 31, 2005, the Chinese financial statements were translated from RMB to USD at the new prevailing exchange rate. For the translation of assets and liabilities (other than equity and reserves), the published closing exchange rate at December 31, 2005 of US
1.00 to RMB 8.07 was applied, while for revenues, expenses, gains and losses, the weighted average exchange rate of US 1.00 to RMB 8.20 for the year ended December 31, 2005 was used. The resulting translation gains or losses were recorded as a separate component of stockholders' equity.

CRITICAL  ACCOUNTING  POLICIES

The discussion and analysis of the Company's financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made, including those related to revenue and cost recognition, inventory, income taxes and impairment of assets. Management bases their estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

Revenue  and  cost  recognition

The Company principally derives its revenue from (1) the sale of entertainment and amusement products, (2) long-term contracts related to the design of, and manufacturing and assembling of 4-D screen systems, simulation amusement equipment, and large-size attractions, theme park and (3) admission fees generated from revenue sharing operations.

Revenue  is  recognized  when  the  following  four  criteria  are  met:

1.   persuasive  evidence  of  an  arrangement  exists,
2.   delivery  has  occurred  or  services  have  been  rendered,
3.   the  price  is  fixed,  and
4.   collectibility  is  reasonably  assured.

(1) Sale of entertainment and amusement products

Revenue from the sale of entertainment and amusement products is recognized when the products are delivered to the customers, installed and tested. Revenue is adjusted for any reduction in sales due to change in product specification or sales discounts offered to the customers.

(2) Long-term construction contract revenue and costs

Long-term contract revenue and costs are recognized as revenue and expenses in the statement of operations by reference to the stage of completion of a contract (i.e., the percentage of completion method) when the outcome of the contract can be estimated reliably. The stage of completion of a contract is determined based on the proportion of costs incurred at the balance sheet date compared to total estimated costs. A loss on a contract is recognized as an expense immediately when it is probable that total contract costs will exceed total contract revenue.

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

In addition, the Company has evaluated the scope and applicability of SOP 97-2 "Software Revenue Recognition" and determined that the revenue earned on the Company's amusement products containing software is incidental to the products as a whole. The Company does not engage in businesses of licensing, selling or leasing, or otherwise marketing computer software. The software does not require significant production, modification and customization and is not the focus of the marketing efforts, nor is it what the customer perceives to obtain. The post-contract services associated with the Company's products do not involve multiple element arrangements and the estimated cost for the one year product warranty is insignificant, and there are no upgrades/enhancements offered to customers currently or historically. Accordingly, the Company believes that its revenue requires no software revenue recognition.

The Company considers that profits on contracts are derived from its efforts in all phases of operations, including areas such as procurement and management. Costs incurred closely relate to contract performance and are therefore considered the best measure to determine recognition of contracted sales revenue. The Company periodically reviews its calculation methodology to evaluate the accuracy of the results of the input measures.

(3) Revenue generated from revenue sharing operations

Income is recognized based on the agreed percentage of revenue when the revenue from Revenue-Sharing Centers becomes due and receivable. The Company recorded $997,342 and $323,259 as revenue from its Revenue-Sharing Centers for the years ended December 31, 2005 and 2004, respectively.

Asset  Impairment

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

In view of the fact that the business activities of Hytech US have decreased substantially and there were no sales contracts secured in 2004 and 2005, the Company conducted a re-evaluation of the trademarks associated with Hytech US and the related expected future cash flows. As a result of this evaluation, the Company recorded a full provision for impairment of $170,950 during the year ended December 31, 2005. There was no impairment of trademarks recorded in 2004.

RECLASSIFICATIONS

At December 31, 2004, the Company reclassified the presentation of cash on deposit at financial clearing centers from cash and cash equivalents to a separate category on its balance sheet entitled deposits at affiliates financial clearing centers. In addition, for the year ended December 31, 2004, certain sales and costs have also been reclassified between different segments to conform to the current year presentation. These reclassifications had no impact on the Company's working capital resources and operating results for 2004.


CONSOLIDATED  RESULTS  OF  OPERATIONS

Years  Ended  December  31,  2005  and  2004

REVENUE

For the year ended December 31, 2005, net sales were $11,279,390, an increase of $2,884,004 or 34.4%, as compared to net sales of $8,395,386 for the year ended December 31, 2004. Approximately 8.8% and 3.9% of the net sales during the years ended December 31, 2005 and 2004, respectively, were from the revenues generated from the Revenue-Sharing Centers.

The increase in net sales was primarily due to introduction of the design business during the year ended December 31, 2005. During the year ended December 31, 2005, the Company recorded net revenue from its design services of $2,223,171 (representing 19.7% of net sales in 2005), of which $1,341,463 was from the design of a theme park for Wuhu City Huaqiang Tour City Development Co., Ltd. ("Wuhu Huaqiang"), a company controlled by Shenzhen Huaqiang Holdings Ltd. ("SHQ"). The Chairman and the President of SHQ are also the Company's Chairman and Chief Executive Officer, respectively. There was no similar revenue from design services recorded in 2004.

For the year ended December 31, 2005, net contracted sales decreased slightly by $13,250 or 0.2% to $8,058,877, as compared to $8,072,127 for the year ended
December 31, 2004. In view of the Company's current sales contracts on hand, and based on the stage of completion of the related projects, as well as the equipment sales and installation contract entered into with Wuhu Huaqiang in January 2006, the Company expects that the amount of net contracted sales will be comparable during 2006.

For the year ended December 31, 2005, the Company recorded revenues from its Revenue-Sharing Centers totaling $997,342, as compared to $323,259 for the year ended December 31, 2004, representing an increase of $674,083 or 208.5%. The increase was mainly attributable to the opening of seven new FunPlex amusement centers and seven 4D theaters during 2005. As a result of the scheduled opening of a large-size attraction in Tianjin and a theme park in Chongqing in early 2006, together with the expected completion of six Revenue- Sharing Centers, as well as one theme park during the remainder of 2006, the Company anticipates that income from Revenue-Sharing Centers will continue to increase in 2006 as compared to 2005.

GROSS  PROFIT

The cost of revenue in relation to contracted sales mainly consisted of raw materials, electronic parts, factory consumables, sub-contracting charges and related supplies purchased for fabrication and assembling of the amusement equipment, factory rent, workers wages and salaries, and the depreciation of production facilities. The cost of revenue-sharing operations included depreciation for the fixed assets used in the operations, maintenance costs, salaries for engineers, and the associated travel and lodging expenses. Design service costs consisted mainly of salaries of engineers and designers, sub-contracting charges, travel and lodging expenses and other direct costs.

For the year ended December 31, 2005, total gross profit was $4,435,154 or 39.3% of total net sales, as compared to total gross profit of $3,225,428 or 38.4% of total net sales for the year ended December 31, 2004. Excluding the revenue from the Revenue-Sharing Centers and design services, gross profit margin decreased by 9.7%. This decrease is primarily attributable to the higher profitability of the projects in Beijing, Tianjin and Dalian recognized in 2004, as compared to the average profit margins generated from contracted sales recognized during 2005. The higher profit margins in 2004 largely resulted from the negotiation of favorable pricing with customers during 2004. The gross profit margin from contracted sales depends largely on the type of equipment sold and the different pricing and payment arrangements negotiated with customers. As a result, it is difficult for the Company to predict if it will be able to maintain its gross profit from contracted sales at a given level. However, the Company intends to follow its pricing and costing policies to maximize its returns from each contracted sale.

For the year ended December 31, 2005, total gross profit from Revenue-Sharing Centers was $180,069 or 18.1% of the revenues from this segment, as compared to total gross profit of $28,444 or 8.8% of the total segment revenues for the year ended December 31, 2004. The higher gross profit margin recorded in 2005 on the Revenue-Sharing Centers was attributable to the increase in the number of operations launched. The Company anticipates that the gross profit from Revenue-Sharing Centers will continue to improve gradually due to the more efficient management and maturing operations of the existing Revenue-Sharing Centers, as well as due to economies of scale and increased operating experience.

For the year ended December 31, 2005, gross profit from design services was $1,842,277, representing a margin of 82.9% of the design service segment net revenue. As this is a new business segment for the Company, it is difficult to estimate the market demand for this particular service, and the Company is therefore not in a position to predict sales revenue trends for this segment, although it is the Company's intention to increase its marketing efforts in this area.

SELLING  AND  MARKETING  EXPENSES

Selling and marketing expenses increased by $269,739 or 41.5% to $920,150 for the year ended December 31, 2005, as compared to $650,411 for the year ended December 31, 2004. This was primarily due to the increase in marketing, promotional, sales representative office and exhibition related expenses in 2005, as a result of expanded operations. The Company will continue its marketing and promotional efforts in order increase its business in China and also in overseas markets.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

For the year ended December 31, 2005, general and administrative expenses increased by $227,585 or 14.9% to $1,752,812, as compared to $1,525,227 for the year ended December 31, 2004. The increase is primarily due to the increase in personnel and general office operating expenses required by expanded operations. In addition, the costs associated with the operation of a public company also increased substantially in response to the heightened regulatory measures and compliance requirements.

LOSS  ON  DISPOSAL  OF  FIXED  ASSETS

For the year ended December 31, 2005, the Company recorded a loss of $3,552 on disposal of fixed assets, representing the disposal of certain obsolete devices and parts repossessed from the five Revenue-Sharing Centers that ceased operations in 2005. Such devices and parts included projectors, computer related parts and other miscellaneous items.

For the year ended December 31, 2004, the Company recorded $41,481 as the loss on disposal of fixed assets, which was attributable to the discarding of an obsolete 4D theater seating system due to termination of a cooperation agreement for one FantaWild 4D theater in a small city in Guangdong. The Company took possession of the equipment and assets of the 4D theater in January 2004 and transferred this 4D theater system for use in another contracted project under construction. This theater used an old model of 4D theater seating system and screen, which was fully functional and operational and, therefore, not impaired for use in the existing facility, but it was not practical to use in a new facility due to subsequent technological advancements. The seating system of the theater and the screen were therefore disposed of during the transfer process.

The Company reviews its long-lived assets, including the production facilities and the amusement and entertainment equipment used in the revenue sharing operations, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based upon undiscounted cash flows expected to be generated by such assets over their expected useful lives. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended December 31, 2005 and 2004, no other provision for impairment was required.

IMPAIRMENT  OF  TRADEMARKS

For the year ended December 31, 2005, in view of the substantial reduction of business activities in Hytech US and no sales contracts secured in 2004 and 2005, the Company conducted a re-evaluation of the trademarks associated with Hytech US and the related expected future cash flows. As a result of this evaluation, the Company recorded a full provision for impairment of $170,950 for the trademarks. There was no impairment of trademarks recorded for the year ended December 31, 2004.

INCOME  FROM  OPERATIONS

Income from operations for the year ended December 31, 2005 increased by $579,381 or 57.5% to $1,587,690, as compared to the income from operations of $1,008,309 for the year ended December 31, 2004. The increase in operating income was primarily attributable to the increase in net sales from design services as well as from the revenue sharing operations.

OTHER  INCOME  (EXPENSE)

For the year ended December 31, 2005, interest income was $19,709, as compared to interest income of $67,916 for the year ended December 31, 2004, due primarily to the substantial decrease in the average bank deposit balance in 2005 as a result of the increase in resources allocated to projects under construction.

For the year ended December 31, 2005, interest expense was $162,857 as a result of the increase in bank borrowings and short-term loans during 2005, as compared to interest expense of $30,257 for the year ended December 31, 2004.

Other income was $127,670 for the year ended December 31, 2005, as compared to other income of $163,289 for the year ended December 31, 2004. Other income is comprised of miscellaneous income earned from the sub-letting of part of the Company's factory space temporarily available, from the sales of consumable items and repair services for the equipment sold by the Company, and the receipt of a discretionary incentive subsidy from the local government. The decrease in other income was attributable to a reduction in the discretionary incentive subsidy received by the Company as well as a decrease in miscellaneous income earned from the sales of consumable items and repair services for the equipment sold by the Company.

The discretionary incentive subsidy granted by the government was mainly a partial refund of the bank loan interest incurred by the Company. As the Company successfully developed a 3D/4D movie broadcasting system, it received the recognition of the Shenzhen Technology Bureau, and it was therefore entitled to apply for the subsidy under the Technology Subsidy Scheme as an encouragement for Chinese enterprises to invest in products with high technological content. Under the Technology Subsidy Scheme, the relevant government body has the discretion to decide on the amount of subsidy accordingly to the formal certification and endorsement by the Shenzhen Technology Bureau. The Company recorded approximately $58,500 and $72,000 as incentive subsidies from the government for the years ended December 31, 2005 and 2004, respectively.

MINORITY  INTERESTS

During the year ended December 31, 2005, the Company recorded the minority interests' share of income of $167,562, as compared to the minority interests' share of income of $45,062 for the year ended December 31, 2004. As of December 31, 2005, the minority interests represented an effective shareholder interest of 60% in FDI, 30% in Hytech US and 6% in Chongqing FTC.

INCOME  TAX  EXPENSE

The Company is subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which each entity is domiciled. Fantatech Inc. and Hytechnology Inc. are both Delaware corporations and are subject to the corporation income taxes of the United State of America. Intsys and Megabase are not liable for income taxes in BVI. The Company's Chinese subsidiaries
(SDCL) and associates (FDI) located in the City of Shenzhen are subject to Enterprise Income Tax ("EIT") in China at a rate of 15% on net income, while Chongqing FTC is subject to an EIT rate of 33%. Based on the local tax rules in Shenzhen, SDCL was entitled to a tax holiday for the first two years of its operations (1999 and 2000) and a 50% reduction of the rate for the third through eighth years of operations (2001 to 2006) due to the high technology content of its businesses. For the years ended December 31, 2005 and 2004, the provision for taxes on earnings of the Chinese subsidiaries, calculated based on the prevailing accounting standards in China, was $169,531 and $88,767, respectively.

NET  INCOME

The Company recorded net income of $1,224,543 for the year ended December 31, 2005 as compared to net income of $1,076,421 for the year ended December 31, 2004. This was primarily due to the increase in net sales related to design services as well as the increase in income from revenue-sharing operations in 2005.

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

General

The Company has financed its operations over the past few years primarily from loans from related and unrelated parties, as described below under "Financing".

The Company anticipates that, based on current plans and assumptions relating to its existing operations, its projected cash flow from operations, combined with cash on hand, bank lines of credit, and other external credit sources, and the credit facilities provided by affiliates or related parties, its financial resources are sufficient to support the Company's working capital requirements for its planned operations for the next twelve months. Depending on the future rate of growth, the Company may seek additional capital in the future to support its expansion in operations.

In view of the continue growth of the Company's operations, the Company will continue its efforts in arranging additional external short-term bank loans for its working capital requirements. The Company is also monitoring the process of invoicing its customers for project progress payments in order to reduce the carrying amounts of work in progress and the costs incurred in excess of billings on uncompleted contracts.

Operations

During the year ended December 31, 2005, the Company's operations provided cash resources of $2,488,272, as compared to net cash provided by operating activities of $686,860 for the year ended December 31, 2004. During the year ended December 31, 2005, the Company's cash balance increased by $2,300,127, to $2,365,921 at December 31, 2005, as compared to $65,794 at December 31, 2004.
Including cash deposited at affiliates financial clearing centers, the Company's total cash and cash deposited at affiliates decreased by $1,391,242, to $2,687,649 at December 31, 2005, as compared to $4,078,891 at December 31, 2004.
During the year ended December 31, 2005, the Company's net working capital decreased by $1,381,664, to $2,023,909 at December 31, 2005, as compared to $3,405,573 at December 31, 2004, reflecting a current ratio of 1.24:1 at December 31, 2005, as compared to 1.43:1 at December 31, 2004.

The decrease in the Company's net working capital was due primarily to the Company's continuing investment in fixed assets for revenue-sharing centers, including 4D theaters, FunPlex centers and theme parks. During the year ended December 31, 2005, the Company recorded a net increase in fixed assets of approximately $2,761,000 for revenue-sharing operations, which largely accounted for the decrease in current assets and net working capital, and in turn affected the Company's current ratio as of December 31, 2005.

The Company has tightened its criteria with respect to partner selection for establishment of additional revenue- sharing operations in order to conserve sufficient resources to administer the current revenue-sharing centers and to complete the contracts on hand. Potential partners which do not own commercial property at prime city locations for the cooperation venue will not be considered. This policy is to avoid possible disputes that may arise between the local partner and the landlord, which may then require the Company to relocate its equipment to other suitable sites. It is anticipated that with the scheduled commencement of operations of the large-size attraction in Tianjian and theme park in Chongqing, together with the revenue generated from the contracts on hand as well as revenue-sharing centers, the Company's net working capital will gradually improve in 2006.

Trade receivables, net of allowance for doubtful accounts, increased by $1,468,576 or 311.9% to $1,939,434 at December 31, 2005, as compared to $470,858 at December 31, 2004, which was attributable to the increase in invoicing by the Company upon progress completion with respect to various projects on hand during the end of 2005. The Company has provided an allowance for doubtful accounts of $32,027 and $47,684 at December 31, 2005 and 2004, respectively.

Inventories increased by $1,244,635 or 69.4% to $3,037,087 at December 31, 2005, as compared to $1,792,452 at December 31, 2004, which was the result of an increase in resources allocated to fulfill the contracts for the large-size attractions and theme parks.

As at December 31, 2005, costs and estimated earnings in excess of billings decreased by $1,691,592 or 70.1% to $722,526, as compared to $2,414,118 at
December 31, 2004, which was attributable to the completion of the projects under construction in 2005. The billings in excess of costs and estimated earnings also decreased by $1,021,304 or 62.7% to $608,104 at December 31, 2005 as compared to $1,629,408 at December 31, 2004.

During the year ended December 31, 2005, the total amount of accounts payable, accrued liabilities and other payables increased by $1,360,886 or 98.7% to an aggregate of $2,740,227, as compared to $1,379,341 at December 31, 2004, which was due to the increase in purchases by the Company in order to fulfill the uncompleted contracts.

The amount receivable from related parties decreased by $283,980 or 59.4% to $193,721 at December 31, 2005, as compared to $477,701 at December 31, 2004, due primarily to the repayment of a trade receivable by Hytech HK and the payment of accrued interest from SHT. The amount payable to related parties increased by $127,761 or 19.6% to $778,349 at December 31, 2005, as compared to $650,588 at
December

31, 2004, primarily as a result of the increase of approximately $336,800 payable to Bilibest Industries Ltd. for payments made on behalf of the Company, offset in part by the repayment of approximately $209,000 of the advance from Hytech HK.

Investing

For the year ended December 31, 2005, the Company's investment activities used cash resources of $4,116,916, as compared to using cash of $4,283,513 for the year ended December 31, 2004.

Additions to property, plant and equipment during the year ended December 31, 2005 aggregated $3,777,806, of which $3,515,035 was for investment in the Company's Revenue-Sharing Centers. In addition, there was an increase in construction in progress of $320,523 or 14.2% at December 31, 2005 to $2,576,520, as compared to $2,255,997 at December 31, 2004, as the Company has devoted more resources to the new Revenue-Sharing Centers. At December 31, 2005, the Company had capital expenditure commitments for 2006 relating to contracts on hand of approximately $6,200,000. The Company believes that it will be able to fund expected capital expenditures through internal cash flow and external resources.

Financing

In order to finance the Company's continuing working capital requirements, the Company has financed its operations with loans from related and unrelated parties. In September 2004, the Company obtained a one year short-term bank loan of $2,433,735. The interest rate on the bank loan was 5.31% per annum with interest payable monthly and the principal was due for repayment in one year. The loan was guaranteed by Shenzhen Huaqiang Holdings Limited ("SHQ"). The Chairman and the CEO of the Company are also the Chairman and the President of SHQ, respectively. The short-term bank loans of $2,433,735 due for repayment in September 2005 were repaid in a timely manner.

In August 2005, the Company obtained a bridge loan of approximately $1,000,000 from Shenzhen Huaqiang Technology Co., Ltd. ("SHT"), a significant shareholder (35.53%) of the Company, at the prevailing market interest rate of 5.58% per annum. This bridge loan was repaid in September 2005 with the proceeds from another temporary short-term loan of $2,224,419 granted by the financial clearing center ("FCC") operated by SHT. The loan from SHT's FCC was unsecured and due and payable on December 29, 2005, had an interest rate of 5.22% per annum, and was guaranteed by SHT. On November 26, 2005, the Company repaid in full the principal and accrued interest on the short-term loan of $2,224,419 granted by the FCC operated by SHT.

In addition, during the three months ended September 30, 2005, the Company obtained additional working capital financing through the FCC of Shenzhen Huaqiang Holdings Limited ("SHQ") in the form of short-term loans totaling $1,853,683. The loans from SHQ's FCC were also unsecured, payable in one year at an interest rate of 5.58% per annum, and were guaranteed by SHQ. On November 23, 2005, the Company repaid in full the principal and accrued interest on the short-term loans aggregating $1,853,683 granted by the FCC operated by SHQ.

A FCC resembles an internal bank which accepts deposit from and grants loans to its members at the prevailing market rate of interest. It also obtains loans from external commercial banks and in turn sub-lends to its members in order to meet their working capital requirements with less complicated application procedures and no attendant financial charges. The Company's Chinese subsidiaries are members of the FCCs operated by SHT and by SHQ, whose primary roles are coordinating the financial arrangement of its members.

On November 28, 2005, the Company obtained a one year short-term loan of approximately $2,478,315 (the "Loan") from the Shenzhen Development Bank Limited ("SDB"). The Loan is unsecured and accrues interest at a rate of 5.58% per annum. The Loan was guaranteed by SHQ and replaced, in part, certain short-term loans obtained by SDCL during the three months ended September 30, 2005.

As at December 31, 2005 and 2004, the Company maintained cash deposits of $321,728 and $4,013,097 at the FCCs operated by SHT and SHQ, respectively. The cash deposits at the FCCs can be withdrawn at any time without any restrictions.

CONTRACTUAL  OBLIGATIONS

The following table summarizes the Company's contractual obligations as of December 31, 2005:

Contractual obligations              Payments due by period
------------------------   -----------------------------------------------
Operating Leases
                                   2006                      $   290,665
                                   2007                          249,141
                                   2008                          174,387
                                   2009                          174,386
                                   2010                          174,386
                            thereafter till 2017               1,177,110
                                                             -----------
                            Minimum lease payment            $ 2,240,075
                                                             ===========

Bank  Loans

As of December 31, 2005, the Company had an outstanding short-term bank loan of $2,478,315. The interest rate on the bank loan is 5.58% per annum with interest payable monthly and the principal is due for repayment in November 2006. The loan was guaranteed by Shenzhen Huaqiang Holdings Limited ("SHQ"). The Chairman and the CEO of the Company are also the Chairman and the President of SHQ, respectively.

Capital  Expenditure  Commitments

At December 31, 2005, the Company's commitments for capital expenditures were approximately $6,200,000. This commitment relates to costs to acquire machinery and equipment which are used in the Company's revenue sharing operations.

OFF-BALANCE  SHEET  ARRANGEMENTS

As of December 31, 2005, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

INFLATION/CURRENCY  MATTERS

The fluctuations of currency exchange rates between Renminbi ("RMB") and United States dollar ("USD") could adversely affect the Company's businesses, which are conducted primarily in China and the sale of its products to corporations in China are settled in RMB.

The Chinese government controls its foreign reserves through restrictions on imports and conversion of RMB into foreign currency. The RMB to USD exchange rate had been relatively stable since January 1, 1994, when the unitary exchange rate system was introduced in China, replacing the dual-rate system previously in effect. In connection with the creation of a unitary exchange rate, the establishment of the Chinese Foreign Exchange Trading System inter-bank foreign exchange market. Foreign-funded enterprises must satisfy their foreign exchange requirements through licensed banks and financial institutions at the prevailing exchange rates quoted by the People's Bank of China.

As China was admitted as a member of the World Trade Organization, the central government of China is expected to adopt a more rigorous approach to partially deregulate the currency conversion restriction, which may in turn increase the exchange rate fluctuation of the RMB.

On July 21, 2005, the People's Bank of China ("PBC") announced that the RMB would no longer be tied directly to the USD but against a 'basket' of foreign currencies under a managed floating exchange rate regime, and the new official parity exchange rate of USD to RMB was set at US 1.00 to RMB 8.11 (previously, US1.00 to RMB 8.30), to be allowed to float within a band of +-0.3 percent around the central parity rate as published by the PBC daily. This quotation of the exchange rates does not imply free convertibility of RMB to USD. All foreign exchange transactions in China continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the PBC. Approval of foreign currency payments by the Foreign Exchange Management Bureau or other institutions requires submitting a payment application together with invoices, shipping documents, signed contracts and other relevant documentation.

The RMB may continue to appreciate in value against the USD in the future. Exchange rate fluctuations may adversely affect the Company's revenue, the majority of which are from the sales of products in China and are denominated in RMB, but are translated into USD for financial reporting purposes.

RECENT  ACCOUNTING  PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151, "Inventory Costs" ("SFAS No. 151"). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4 - Inventory Pricing, to require items such as idle facility costs, excessive spoilage, double freight and re-handling costs to be expensed in the current period, regardless of whether they are abnormal amounts or not. SFAS No. 151 will become effective in the first quarter of 2006. The adoption of SFAS No. 151 is not expected to have a material impact on the Company's financial condition, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which revises SFAS No. 123. SFAS No. 123R also supersedes APB No. 25 and amends SFAS No. 95, "Statement of Cash Flows". In general, the accounting required by SFAS No. 123R is similar to that of SFAS No.
123. However, SFAS No. 123 gave companies a choice to either recognize the fair value of stock options in their income statements or disclose the pro forma income statement effect of the fair value of stock options in the notes to the financial statements. SFAS No. 123R eliminates that choice and requires the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, be recognized in the income statement, generally over the option vesting period. Public entities, other than those filing as small business issuers, will be required to apply SFAS 123R as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and the first fiscal year that begins after December 15, 2005 for small business issuers. As the Company has no outstanding stock options at December 31, 2005, the adoption of SFAS 123R as of January 1, 2006 is not expected to have material impact on the Company's financial condition, results of operations or cash flows, although it could have a material effect in future periods if the Company issues stock options.

In March 2005, the FASB issued FIN 47 as an interpretation of FASB Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for the fiscal year ended
December 31, 2005. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 changes the requirements for the accounting and reporting of a change in an accounting principle. SFAS No. 154 requires retrospective application of changes in an accounting principle to prior periods' financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.


ITEM 7. FINANCIAL STATEMENTS.

The consolidated financial statements are listed at the "Index to Consolidated Financial Statements" elsewhere in this document and are included as an appendix hereto.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective November 17, 2005, the Company dismissed Weinberg & Company, P.A. ("Weinberg") as its independent accountant and retained BDO McCabe Lo Limited ("BDO") as its new independent accountant. The termination of Weinberg and the retention of BDO were approved by the Company's Audit Committee and Board of Directors.

Weinberg audited the Company's financial statements for the years ended December 31, 2003 and 2004. Weinberg's reports on the Company's financial statements for the years ended December 31, 2003 and 2004 did not contain any adverse opinions or disclaimers of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2003 and 2004 and the subsequent interim period, there were no disagreements with Weinberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Weinberg would have caused Weinberg to make reference to the subject matter of the disagreement in connection with its report. In addition, during the years ended December 31, 2003 and 2004 and the subsequent interim period there occurred no such events as are described in Item 304(a)(1)(iv)(B) of Regulation S-B.

Prior to BDO being retained as the independent accountant for the Company, neither the Company, nor anyone on its behalf, consulted with BDO regarding either: (i) the application of accounting principles to a specified transaction, either completed or contemplated; or the type of audit opinion that might be rendered on the Company's financial statements, and no written report or oral advice was provided that BDO concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) or a reportable event as defined in Item 304 (a)(1)(iv)(B) of Regulation S-B.


ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Members of the Company's management, including its principal executive and financial officers, have evaluated the effectiveness of the Company's disclosure controls and procedures, as defined by paragraph

(e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2005, the end of the period covered by this annual report. Based upon that evaluation, the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures are effective.

(b)  Changes in Internal Controls

There were no changes in the Company's internal control over or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting


ITEM 8B. OTHER INFORMATION

Not  applicable.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table and text sets forth the names and ages of all the directors and executive officers of the Company as of March 31, 2006. The Board of Directors is comprised of only one class of members. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of shareholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the United States securities laws.

     Name                 Age       Position held
     ----                 ---       -------------
     Jinqiang Zhang        64       Director and Chairman
     Guangwei Liang        43       Director and Chief Executive Officer
     Ming Li               49       Director and Chief Operating Officer
     Aiguo Deng            70       Director
     Hui Zhao              38       Director, Audit and Compensation Committee
     Xiaojun Xie           44       Director, Audit and Compensation Committee
     Jun Zhao              39       Director, Audit and Compensation Committee
     Zhigang Rong          42       Secretary
     Gary Lui              45       Chief Financial Officer

Biographies  of  Directors  and  Executive  Officers

JINQIANG  ZHANG
Mr. Zhang has served as a Director and Chairman since November 2002. Mr. Zhang has over 30 years of experience in the manufacturing industry. Since 1980, he has held senior positions with various large electronic manufacturing corporations in China. During the past 10 years, he has been involved in large-scale fund-raising activities, property development and hi-technology project investments. He is also the Chairman of Shenzhen Huaqiang Holdings Company Limited.

GUANGWEI  LIANG
Mr. Liang has served as a Director and Chief Executive Officer since November 2002. Mr. Liang has over 15 years experience in the manufacturing industry. He holds a Bachelors Degree in Computer Science and Application from Shenzhen University, a Masters Degree in Law and a Doctoral Degree in Economics from Wuhan University. Since 1986, he has served in the management level for several electronics corporations in China. He is also the President of Shenzhen Huaqiang Holdings Company Limited, a Director of Hyvision Digital Film Inc.,
Shenzhen Huaqiang Industry Company Limited and Wuhu City Huaqiang Tour City Development Co., Ltd.

MING  LI
Mr. Li has served as a Director and Chief Operating Officer since November 2002. Mr. Li has over 20 years experience in manufacturing and hi-technology industries. From 1984 to 1988, he participated in a visiting program at Stevenson Polytechnic in the United States and worked for several United States corporations. Since 1998, he has served in the management level for hi-technology corporations in China. He is also a Director of Hyvision Digital Film Inc. and Shenzhen Huaqiang Industry Company Limited, and is an Independent Director of Wuhu City Huaqiang Tour City Development Co., Ltd.

AIGUO  DENG
Mr. Deng was appointed a Director of the Company on April 11, 2005. Mr. Deng has extensive experience in the electronic and programming industries in China. He has more than 40 years experience in electronic, computer, programming and manufacturing industries. Mr. Deng holds various senior consulting and management positions in several electronic and software development Groups in China. He is currently the Chairman of the Shenzhen Software and Programs Manufacturers' Association.

HUI  ZHAO
Mr. Zhao was appointed a Director and a member of the Audit Committee and Compensation Committee of the Company since April 11, 2005. Mr. Zhao graduated from the Beijing University of Aeronautics and Astronautics with major in Manufacturing Engineering. During the last 10 years, Mr. Zhao has served at a management level for various technological, engineering and electronics companies in China. He currently holds senior management positions in two technology and engineering companies in China.

ZHIGANG  RONG
Mr. Rong served as a Director of the Company from June 2003 until April 11, 2005, and he has been the Secretary of the Company since December 2003. Mr. Rong holds a Bachelors Degree of Computer Science and a Masters Degree of Information System Engineering from National University of Defense Technology in China. He is a qualified lecturer and senior engineer. Mr. Rong is experienced in R&D and corporate management. Since 1993, Mr. Rong has served as Manager, Vice General Manger and General Manager of several technical companies. Mr. Rong is currently a Director of FDI and Hyvision Digital Film Inc., and is an Independent Director of Wuhu City Huaqiang Tour City Development Co., Ltd.

JUN  ZHAO
Mr. Zhao was appointed as a Director and a member of the Audit Committee and Compensation Committee of the Company in August 2004. Mr. Zhao holds a Bachelor Degree in Economics from Xinjiang Institute of Finance and Economics. He is a qualified accountant and CPA. Since 1989, Mr. Zhao has experience in finance and accounting gained from various China professional bodies and commercial corporations. He is currently a CFO and Audit Supervision Manager of a China corporation in Shenzhen.

XIAOJUN  XIE
Mr. Xie was appointed as a Director and a member of the Audit Committee and Compensation Committee of the Company in August 2004. Mr. Xie graduated from Xiangtan University specializing in law. In 1992, he was granted the Professional Lawyer's Certificate for Practice. Mr. Xie has been a lawyer in the Hunan Tianfu Law Office and the Vice Director of Guangdong Shenglong Law Office. He is currently a lawyer in the Guangdong Renren Law Office.

GARY  LUI
Mr. Lui was appointed as the Chief Financial Officer of the Company in June 2005. Mr. Lui has over 18 years working experiences in various financial and managerial positions. He holds a Bachelor Degree in Social Science and a Master's Degree in Applied Finance. From 1987 to 1995, Mr. Lui worked for public accounting firm as an Accountant, and for other private and public companies as Financial Controller, General Manger and Project Controller. Prior to joining the Company, Mr. Lui was the Vice-President and Chief Financial
Officer of a China-based brewing company listed on the OTC BB in the United States. Mr. Lui is currently a member of the Association of Chartered Certified Accountants and the Hong Kong Institute of Certified Public Accountants. Mr. Lui is also an Independent Director of Courage Marine Group Ltd., a Bermuda registered shipping company listed on the Singapore Stock Exchange.

Audit  Committee  and  Audit  Committee  Financial  Expert

The Company currently has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee currently consists of Xiaojun Xie, Jun Zhao and Hui Zhao. The Board of Directors has determined that Mr. Zhao is an "audit committee financial expert", as defined in Item 401(e)(2) of Regulation S-B. Mr. Zhao is considered "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Family  Relationships

There are no family relationships between or among the directors and executive officers.

Involvement  in  Legal  Proceedings

None of the Company's directors or executive officers has, during the past five years, (1) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) been convicted in a criminal proceeding or subject to a pending criminal proceeding; (3) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or (4) been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission, to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section  16(a)  Beneficial  Ownership  Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, securities of the Company. Copies of these filings must be furnished to the Company.

To the best of the Company's knowledge, based solely on its review of the copies of the Section 16(a) reports furnished to it, the Company believes that all individual filing requirements applicable to the Company's directors and executive officers were complied with under Section 16(a) during 2005.

Indebtedness  of  Directors  and  Executive  Officers

None of the Company's directors or executive officers or their respective associates or affiliates is indebted to the Company except for cash advances in relation to business trips and exhibitions as set forth at "Item 12. Certain Relationships and Related Transactions".

Legal  Proceedings  with  Affiliates

The Company is not involved in any legal proceedings with any director, officer, affiliate or stockholder of the Company.

Code  of  Ethics  and  Business  Conduct

The Company has adopted a written Code of Ethics that applies to its senior management as well as all employees. A copy of the Company's Code of Ethics, adopted by the Company's Board of Directors, was filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. A copy of the Company's Code of Ethics is available to any shareholder by addressing a request to the attention of the Secretary of the Company and mailing such request to the Company's corporate offices. Any amendment to the Code of Ethics or any waiver of the Code of Ethics will be disclosed promptly following the date of such amendment or waiver pursuant to a Current Report on Form 8-K filing with the Securities and Exchange Commission.

Changes  in  Procedures  to  Nominate  Directors

Since the date of the Company's last disclosures pursuant to Item 7(d)((ii)(G) of Schedule 14A of the Securities Exchange Act of 1934, as amended, there have been no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors.


ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by the Company to its three other most highly compensated executive officers during the last two fiscal years. None of the executive officers received annual compensation in excess of $100,000.

Name and                                                   Other
Principal                                                 Annual
Position                     Year  Salary   Bonus   Compensation
---------------------------  ----  -------  ------  -------------
Guangwei Liang               2005  $60,000  $  nil      $ nil
Chief Executive Officer and  2004   10,000     nil        nil
  Director

DIRECTOR  COMPENSATION

During the year ended December 31, 2005, the Company held limited number of meetings of its Board of Directors. However, most corporate actions were conducted by unanimous written consent of the Board of Directors. Directors are reimbursed for any out-of-pocket expenses incurred in attending board meetings.

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

The Audit Committee has reviewed the Company's audited financial statements for the year ended December 31, 2005 and has discussed these financial statements with the Company's management and communicated with the Company's independent auditor.

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

STOCK  OPTIONS

On January 7, 2004, the Company granted stock options to acquire 2,000,000 shares of common stock to its key employees exercisable for a period of ten years at $1.00 per share. The market price of the Company's common stock at the grant date was $0.80 per share. Unexercised options are terminated one month after termination of employment.

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

The  Company  has  not  adopted  any  stock option or equity compensation plans.

COMPENSATION  AGREEMENTS

There are currently no long-term employment or consulting agreements between the Company and its executive officers or directors.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable.

As of March 31, 2006, the Company had a total of 30,096,117 shares of common stock issued and outstanding, which is the only issued and outstanding voting equity security of the Company.

The following table sets forth, as of March 31, 2006: (a) the names and addresses of each beneficial owner of more than five percent (5%) of the Company's common stock known to the Company, the number of shares of common stock beneficially owned by each such person, and the percent of the Company's common stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares of common stock beneficially owned, and the percentage of the Company's common stock so owned, by each such person, and by all directors and executive officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                                                                              Percent of
Name and Address                            Amount and Nature of           Shares of Common
of Beneficial Owner                         Beneficial Ownership          Stock Outstanding (1)
-------------------                         --------------------          ---------------------
Shenzhen Huaqiang Technology Company
  Limited ("SHT")                      (2)           10,694,432      (4)               35.53%

Ming Li
Director and Chief
  Operating Officer                    (3)               26,613                         0.09%

Zhigang Rong
Secretary                              (3)               26,613                         0.09%

Hui Zhao
Director and member
  of Audit Committee and
  Compensation Committee               (3)                8,871                         0.03%


Jinqiang Zhang
Director and Chairman                  (3)                   --                           --

Guangwei Liang
Director and Chief
  Executive Officer                    (3)                   --                           --

Aiguo Deng
Director                               (3)                   --                           --

Xiaojun Xie
Director                               (3)                   --                           --

Jun Zhao
Director                               (3)                   --                           --

Gary Lui
Chief Financial
  Officer                              (3)                   --                           --

All directors and executive
  officers (9 persons)                 (3)               62,097      (5)                0.21%

-------------------
(1) Based on 30,096,117 shares of issued and outstanding common stock of the Company.
(2) The address of SHT is Room 2601 and 2603, 26th Floor, Huaqiang Bldg. A, Shennan Zhong Road, Shenzhen 518031, People's Republic of China.
(3) The address of each such person is c/o the Company, Suite 1A, 18/F, Tower 1, China Hong Kong City, Tsimshatsui, Kowloon, Hong Kong.
(4) Included 4,471,469 shares of the common stock of the Company owned by Huaqiang Technology (Hong Kong) Company Limited ("HTHK"), a wholly-owned subsidiary of SHT, and 6,222,963 shares of common stock of the Company owned by Vinsway Holding Limited ("Vinsway"), a wholly-owned subsidiary of HTHK.
(5) On April 4, 2005, SHT acquired from the Chairman, the CEO and two former directors of the Company all of the issued stock of Vinsway, through a share swap for an aggregate 2.5% interest in SHT.

Changes  in  Control

The Company is unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change in control of the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related  Party  Transactions

On June 1, 2004, SDCL and FDI entered into an Agreement pursuant to which SDCL engaged FDI, its controlled associated company, as its sales agent for the marketing and distribution of its amusement and simulation equipment and 3D/4D theatres in China. Commencing January 1, 2005 and thereafter, FDI will be entitled to a commission ranging from 10% to 20% of the contract price, depending on the gross margin of the specific contract and the size of the related project under the contract. In addition, a 5% advertising and promotional incentive will be provided to FDI for each contract solicited by FDI. The aforesaid commissions and incentives will be reflected in the ex-factory price (reduced selling price) and transferred to FDI through its purchase from SDCL of the related equipment and products. The agreement can be terminated at any time with 60 days notice to the other party. FDI will be responsible for its own operating costs including staff salaries, marketing and promotional expenses, general office and administrative expenses, as well as the associated sales taxes and income tax.

In addition, the agreement also provides that FDI may include in its sales contracts a provision for the cooperative operation of any hi-tech amusement center "FunPlex" or theme park "Fantawild" when the proposed operating venue is suitable for the business. However, FDI will only act as the agent in such part of the contract on behalf of SDCL. FDI will have no direct or indirect economic or legal interest in the revenue- sharing operations, which will be solely the business of SDCL, and SDCL will be responsible for contributing the equipment and fixed assets required for the cooperative operation. All revenues generated by such cooperative business operations will be received by SDCL, and all the related expenses as stipulated in such cooperation contracts will be borne by SDCL.

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

During the years ended December 31, 2005 and 2004, SDCL sold its products to FDI for an aggregate price of $4,019,111 and $1,148,182, respectively, for resale to end customers. During the years ended December 31, 2005 and 2004, FDI collected for SDCL a total of $281,647 and $nil, respectively, of the net revenue shared from the revenue-sharing centers operated for SDCL.

On October 10, 2005, SDCL, the Company's indirect wholly-owned subsidiary entered into a design contract (the "Contract") with Wuhu City Huaqiang Tour City Development Co., Ltd. ("Wuhu Huaqiang"). Pursuant to the Contract, SDCL had been engaged to perform the project design for a theme park being developed by Wuhu Huaqiang in the City of Wuhu, Anhui Province, China. The design fee was RMB 11,000,000 (approximately $1,356,000). The design project was completed by December 15, 2005. Wuhu Huaqiang is a joint venture company incorporated in the City of Wuhu. Shenzhen Huaqiang Holdings Ltd. ("SHQ") owns a controlling interest in Wuhu Huaqiang. The Chairman and the President of SHQ are also the Company's Chairman and Chief Executive Officer, respectively.

On January 24, 2006, SDCL entered into an Equipment Sale Contract (the "Sale Contract") and an Equipment Installation Contract (the "Installation Contract") with Wuhu Huaqiang. Pursuant to the Sale Contract, Wuhu Huaqiang will purchase from SDCL 22 sets of amusement attractions/equipment (the "Equipment") for use in a specific theme park to be built in the City of Wuhu, Anhui Province, China. The consideration for the Equipment is RMB 126,730,000 (approximately US$15,650,000) (the "Sale Price"), plus a right to receive 8% of the theme park's Distributable Income for a period of 15 years from commencement of theme park operations. "Distributable Income" means the theme park's Gross Revenue, less certain limited expenses (including sales tax and the purchase cost of souvenirs, beverages, foods and other commodities sold in the theme park). Wuhu Huaqiang is obligated to make an initial deposit of approximately 6% of the Sale Price (approximately US$938,000) within one month of the effective date of the Sale Contract. The balance of the Sale Price is payable in five separate installments to be made through May 30, 2007. Under the Sale Contract, Wuhu Huaqiang has guaranteed that the 8% revenue share from the theme park's aggregate Distributable Income during such 15-year period shall in no case be less than RMB 50,000,000 (approximately US$6,170,000).

The Installation Contract provides for the installation of the Equipment at the theme park by SDCL. Total consideration for the installation service is RMB 10,000,000 (approximately US$1,230,000) payable in five equal installments beginning one month after the signing of the Installation Contract and ending 10 days after completion of the installation services. The installation services are scheduled to be completed by July 18, 2007.

Management believes that these arrangements with Wuhu Huaqiang will be advantageous to the Company and that its participation in the large-size theme park business will enhance its reputation in the industry with a minimum investment. Both the Sale and Installation Contracts were reviewed and approved by the Company's Audit Committee and Board of Directors. Neither the Chairman nor the Chief Executive Officer participated in the discussion regarding or eventual Board approval of the Sale and Installation Contract.

During the years ended December 31, 2005 and 2004, the Company purchased certain digital films and programs for its products from Hyvision Digital Film Inc. ("Hyvision"), having a total value of $1,167,396 and $1,271,084, respectively. Shenzhen Huaqiang Technology Co., Ltd. ("SHT") holds a 20% equity interest in Hyvision.

During the years ended December 31, 2005 and 2004, the Company sold equipment to Hytech HK for an aggregate price of $648,090 and $750,000, respectively.

As at December 31, 2005 and 2004, the amounts payable and receivable from related parties are summarized as follows:

                                                   2005        2004
                                                ----------  ----------
     Amounts due from:
     -----------------
     Hytech HK (1)                              $ 159,988   $ 400,862
     Shenzhen Huaqiang Industrial
       and Trading Co. Ltd. (2)                     7,791      17,470
     Chunren Xie (3)                                1,500       1,500
     Directors (4)                                 24,442       1,922
     Shenzhen Huaqiang Technology Co., Ltd (5)         --      55,947
                                                ----------  ----------
                                                $ 193,721   $ 477,701
                                                ==========  ==========

     Amounts due to:
     ---------------
     Hytech HK (1)                              $(141,506)  $(350,588)
     Top Link Development Limited (6)            (280,000)   (280,000)
     Dehou Fang (6)                               (20,000)    (20,000)
     Bilibest Industries Ltd (7)                 (336,843)         --
                                                ----------  ----------
                                                $(778,349)  $(650,588)
                                                ==========  ==========

-------------------
(1) The amount payable to Hytech HK represents the payment made on behalf of the Company in respect of its administrative expenses incurred outside the China. These amounts are unsecured, non-interest bearing and have no definite term of repayment. The amount due from Hytech HK was the trade account receivable that arose from the sales of the Company's products.

(2) Shenzhen Huaqiang Industrial and Trading Co., Ltd. ("HIT") is an affiliate of SHQ. This amount represents a payment made by the Company on behalf of HIT in connection with one of the revenue-sharing operations that has since been terminated and moved to another location. The amount is unsecured, non-interest bearing and has no definite term of repayment.

(3)  Chunren  Xie  is  a  30%  minority  shareholder  of  Hytech  US.

(4) Amount due from directors represent cash advances made for business trips and trade fairs.

(5) The receivable due from Shenzhen Huaqiang Technology Co., Ltd ("SHT") is the interest receivable on cash deposits placed with the clearing center organized and managed by SHT. The clearing center offered a market interest rate for the Company's cash fixed deposit and allowed flexibility with respect to changing deposit terms. SHT is a China company that holds 35.54% interest in the Company. SHT is also a 20% shareholder of Hyvision.

(6) The amounts due to Top Link Development Limited ("TLD") and Mr. Dehou Fang represent the amounts loaned to Intsys in 2002 for the acquisition of Hytech US and other administrative expenses of the Company. TLD is the immediate holding company of Top Link and Mr. Dehou Fang is a director of Intsys. These related party loans aggregating $300,000 are unsecured, non-interest bearing and have no definite term of repayment.

(7) The amounts payable to Bilibest Industries Limited, an affiliate of SHQ, represent payments made on behalf of the Company for certain administrative expenses incurred outside China. These amounts are unsecured, non-interest bearing and have no definite term of repayment.


Deposits  at  Financial  Clearing  Centers  Operated  by  Affiliates

Cash on deposit at the financial clearing centers ("FCC") operated by affiliates as at December 31, 2005 and December 31, 2004 is summarized as follows:

                                                  December 31, 2005   December 31, 2004
                                                  ------------------  ------------------
Financial clearing center operated by:
  Shenzhen Huaqiang Holdings Limited ("SHQ")      $          321,728  $          260,541
  Shenzhen Huaqiang Technology Co., Ltd. ("SHT")                   -           3,752,556
                                                  ------------------  ------------------
                                                  $          321,728  $        4,013,097
                                                  ==================  ==================

The Company's China subsidiaries are members of the FCC operated by SHT and SHQ. SHT's and SHQ's role is mainly a coordinator to the financial arrangement of its members. As of December 31, 2004, the Company has reclassified the presentation of cash on deposit at financial clearing centers from cash and cash equivalents to a separate category on its balance sheet entitled deposits at affiliates financial clearing centers. The reclassification had no impact on the Company's working capital resources.

An FCC resembles an internal bank which accepts deposit from and grants loans to its members at the prevailing market rate of interests. An FCC also obtains loans from external commercial banks and then in turn sub-lends to its members in order to meet their working capital requirements with less complicated application procedures and no attendant financial charges. The cash deposits at the FCC can be withdrawn any time without any restrictions, except that the respective FCC can collect directly from the Company's account any overdue loan principal and accrued interest in case the Company is in default in its repayment obligations.

Short-term  loans  arrangement  with  related  parties

In September 2004, the Company obtained a short-term bank loan of $2,433,735. The interest rate on the bank loan was 5.31% per annum with interest payable monthly and the principal was due for repayment in one year. The loan was guaranteed by SHQ. The short-term bank loans of $2,433,735 due for repayment in September 2005 were repaid in a timely manner.

In August 2005, the Company obtained a bridge loan of approximately $1,000,000 from SHT, a significant shareholder (35.54%) of the Company, at the prevailing market interest rate of 5.58% per annum. This bridge loan was repaid in September 2005 with the proceeds from another temporary short-term loan of $2,224,419 granted by the financial clearing center ("FCC") operated by SHT. The loan from SHT's FCC was unsecured due and payable on December 29, 2005, had an interest rate of 5.22% per annum, and was guaranteed by SHT. On November 26, 2005, the Company repaid in full the principal and accrued interest on the short-term loan of $2,224,419 granted by the FCC operated by SHT.

In addition, during the three months ended September 30, 2005, the Company obtained additional working capital financing through the FCC of SHQ of short-term loans totaling $1,853,683. The loans from SHQ's FCC were also unsecured, payable in one year at an annual interest of 5.58%, and were guaranteed by SHQ. On November 23, 2005, the Company repaid in full the principal and accrued interest on the short-term loans aggregating $1,853,683 granted by the FCC operated by SHQ.

On November 28, 2005, SDCL's application for a short-term loan in the principal amount of approximately $2,466,091 (the "Loan") had been officially approved and granted by the Shenzhen Development Bank Limited ("SDB"). The Loan is unsecured and accrues interest at an annual rate of 5.58%. Accrued interest payments are due on the 20th day of each month, and all accrued interest and principal are due one year from the date the funds are received. The Loan was guaranteed by SHQ.


ITEM 13. EXHIBITS

A list of exhibits required to be filed as part of this Annual Report on Form 10-KSB is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

BDO McCabe Lo Limited ("BDO") has served as the Company's independent registered public accounting firm since November 2005. Services provided to the Company by BDO with respect to the period ended December 31, 2005 consisted mainly of the audit of the Company's consolidated financial statements. The following is a summary of the related professional fees invoiced to the Company by BDO and by Weinberg & Company, P.A. ("Weinberg") and Thomas Leger & Co. L.L.P. ("TLC"), both of which were the predecessor independent registered public accounting firms of the Company, and Deloitte Touch Tohmatsu ("Deloitte"), the tax representative of the Company, for professional services rendered during the years ended December 31, 2005 and 2004:

                         Year Ended December 31, 2005       Year Ended December 31, 2004
                    -------------------------------------  --------------------------------
Fee Category            BDO       Weinberg     Deloitte       Weinberg            TLC
------------------  -----------  -----------  -----------  ---------------  ---------------
Audit Fees          $    48,000  $   164,756  $        --  $        86,571  $            --
Audit-Related Fees           --       26,048           --               --               --
Tax Services Fees            --        6,667       37,750            9,566               --
All Other Fees               --        7,200           --               --           11,600
                    -----------  -----------  -----------  ---------------  ---------------
Total Fees          $    48,000  $   204,671  $    37,750  $        96,137  $        11,600
                    ===========  ===========  ===========  ===============  ===============

Audit fees were the aggregated fees billed for professional services rendered by the principal accountants for the audit of the Company's annual financial statements and review of condensed financial statements included in the Company's Quarterly Report on Form 10-QSB filings, and services that were normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees were the aggregated fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of the Company's financial statements. There were no such fees incurred in 2004.

Tax services fee were billed for professional services performed by Deloitte and Weinberg for tax compliance, tax advice and tax planning. This included preparation of federal and state income tax returns for the Company and its consolidated subsidiaries and associates.

All other fees were fees for products and services other than the services reported above. The fees incurred in 2005 was attributable to the change of independent registered public accountant arising from the requirement to obtain consent and review of prior year information as well as other related work.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               FANTATECH  INC.
                                               -----------------------
                                               (Registrant)

Dated: April 10, 2006                     By: /s/ GUANGWEI LIANG
                                               -----------------------
                                               Guangwei Liang
                                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 10, 2006                      By: /s/ JINQIANG ZHANG
                                               -----------------------
                                               Jinqiang Zhang
                                               Chairman and Director

Dated: April 10, 2006                      By: /s/ GUANGWEI LIANG
                                               -----------------------
                                               Guangwei Liang
                                               Chief Executive Officer
                                                 and Director

Dated: April 10, 2006                      By: /s/ MING LI
                                               -----------------------
                                               Ming Li
                                               Chief Operating Officer
                                                 and Director

Dated: April 10, 2006                      By: /s/ GARY LUI
                                               -----------------------
                                               Gary Lui
                                               Chief Financial Officer

Dated: April 10, 2006                      By: /s/ ZHIGANG RONG
                                               -----------------------
                                               Zhigang Rong
                                               Secretary

Dated: April 10, 2006                      By: /s/ AIGUO DENG
                                               -----------------------
                                               Aiguo Deng
                                               Director

Dated: April 10, 2006                      By: /s/ HUI ZHAO
                                               -----------------------
                                               Hui Zhao
                                               Director

Dated: April 10, 2006                      By: /s/ XIAOJUN XIE
                                               -----------------------
                                               Xiaojun Xie
                                               Director

Dated: April 10, 2006                      By: /s/ JUN ZHAO
                                               -----------------------
                                               Jun Zhao
                                               Director

                                       INDEX TO EXHIBITS

Exhibit
Number   Description of Document
-------  -----------------------
3.1      Certificate of Incorporation (1)

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

10.3     Share Exchange Agreement dated November 6, 2002 (3)

10.4     Bought and Sold Notes between Intsys Share Limited and Top Link Hi-Tech
         Development (H.K.) Limited dated May 12, 2004 (4)

10.5     Share Exchange Agreement among the Company, Intsys Share Limited and
         Topforce Asia Limited dated October 18, 2004 (5)

10.6     Agreement between Shenzhen Digitainment Company Limited and Fantatech
         Development Inc. dated June 1, 2004 (6)

10.7     Design Contract by and between Shenzhen Digitainment Company Limited and
         Wuhu City Huaqiang Tour City Development Co., Ltd., dated October 10, 2005
         (7)

10.8     Short Term Loan Agreement by and between Shenzhen Digitainment Company
         Limited and  Shenzhen Huaqiang Holdings Limited Financial Clearing Center for
         RMB2,000,000, dated July 28, 2005 (8)

10.9     Short Term Loan Agreement by and between Shenzhen Digitainment Company
         Limited and Shenzhen Huaqiang Holdings Limited Financial Clearing Center for
         RMB13,000,000, dated August 19, 2005 (8)

10.10    Short Term Loan Agreement by and between Shenzhen Digitainment Company
         Limited and Shenzhen Huaqiang Technology Co., Ltd. Financial Clearing Center
         for RMB18,000,000, dated September 29, 2005 (8)

10. 11   Short Term Loan Agreement by and between Shenzhen Digitainment Company
         Limited  and  Shenzhen  Development Bank Limited for RMB20,000,000, dated
         November 24, 2005 (9)

10.12    Equipment Sale Contract by and between Shenzhen Digitainment Company
         Limited and Wuhu City Huaqiang Tour City Development Co., Ltd., dated
         January 24, 2006 (10)

10.13    Equipment Installation Contract by and between Shenzhen Digitainment Co., Ltd.
         and Wuhu City Huaqiang Tour City Development Co., Ltd., dated January 24,
         2006 (10)

14.1     Code of Ethics and Business Conduct (6)

21.1     Subsidiaries of the Company (11)

31.1     Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         (11)


31.2     Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (11)

32.1     Officer's Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (11)

32.2     Officer's Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (11)

99.1     Fairness Opinion issued by Palisades Capital Group, LLC dated September 10, 2004 (5)

-------------------
(1) Filed as an Exhibit to the Company's report on Form S-1 on November 17, 1996, and incorporated herein by reference.

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

(3) Filed as Exhibit to the Company's Current Report on Form 8-K on November 11, 2002, and incorporated herein by reference.

(4) Filed as Exhibit to the Company's Current Report on Form 8-K on May 12, 2004, and incorporated herein by reference.

(5) Filed as Exhibit to the Company's Current Report on Form 8-K on October 18, 2004, and incorporated herein by reference.

(6) Filed as Exhibit to the Company's Annual Report on Form 10-KSB on May 5, 2005, and incorporated herein by reference.

(7) Filed as Exhibit to the Company's Current Report on Form 8-K on October 11, 2005, and incorporated herein by reference.

(8) Filed as Exhibit to the Company's Quarterly Report on Form 10-QSB on November 14, 2005, and incorporated herein by reference.

(9) Filed as Exhibit to the Company's Current Report on Form 8-K on December 1, 2005, and incorporated herein by reference.

(10) Filed as Exhibit to the Company's Current Report on Form 8-K on January 25, 2006, and incorporated herein by reference.

(11) Filed  herein.

                        FANTATECH, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                                    Pages
                                                                    -----


Index                                                               F - 1


Reports of Independent Registered Public Accounting Firms           F - 2 to F- 3


Consolidated Balance Sheets as of December 31, 2005 and 2004        F - 4


Consolidated Statements of Operations for the Years
Ended December 31, 2005 and 2004                                    F - 5


Consolidated Statements of Comprehensive Income for the Years
Ended December 31, 2005 and 2004                                    F - 6


Consolidated Statements of Changes in Stockholders'
Equity for the Years Ended December 31, 2005 and 2004               F - 7


Consolidated Statements of Cash Flows for the Years
Ended December 31, 2005 and 2004                                    F - 8


Notes to Consolidated Financial Statements for the Years
Ended December 31, 2005 and 2004                                    F - 9 to F- 33

             REPORT OFINDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To  the  Board  of  Directors  of
Fantatech,  Inc.  and  Subsidiaries:


We have audited the accompanying consolidated balance sheet of Fantatech, Inc. and Subsidiaries (the "Company") as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Fantatech, Inc. and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.



BDO  MaCabe  Lo  Limited
Certified  Public  Accountants

Hong  Kong
March  23,  2006

             REPORT OFINDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To  the  Board  of  Directors  of
Fantatech,  Inc.  and  Subsidiaries:


We have audited the accompanying consolidated balance sheet of Fantatech, Inc. and Subsidiaries (the "Company") as of December 31, 2004, and the related consolidated statement of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Fantatech, Inc. and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



WEINBERG  &  COMPANY,  P.A.


Boca  Raton,  Florida
April  11,  2005

                                 FANTATECH, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                    DECEMBER 31, 2005 AND 2004

                                                                             2005         2004
                                                                          ------------------------
                                             ASSETS
Current assets
    Cash and cash equivalents                                             $ 2,365,921  $    65,794
    Deposits at affiliates financial clearing centers                         321,728    4,013,097
    Guaranteed trust fund deposit                                               9,330            -
    Bills receivable                                                                -      554,217
    Trade receivables, net of allowance for doubtful accounts               1,939,434      470,858
    Related party receivables                                                 193,721      477,701
    Inventories                                                             3,037,087    1,792,452
    Cost and estimated earnings in excess of
      billings on uncompleted contracts                                       722,526    2,414,118
    Deposits and prepayments                                                1,607,725    1,428,410
    Other receivables                                                         243,176      156,333
                                                                          ------------------------
Total current assets                                                       10,440,648   11,372,980

Interest in an associated company, accounted for using the equity method       18,587            -
Property, plant and equipment, net                                          6,661,869    3,743,796
Construction in progress                                                    2,576,520    2,255,997
Trademarks                                                                          -      170,950
                                                                          ------------------------
Total assets                                                              $19,697,624  $17,543,723
                                                                          ========================
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Short-term bank loans                                                 $ 2,478,315  $ 2,433,735
    Accounts payable                                                        1,585,030      819,188
    Accrued liabilities and other payables                                  1,155,197      560,153
    Related party payables                                                    778,349      650,588
    Billings in excess of cost and estimated earnings
      on uncompleted contracts                                                608,104    1,629,408
    Deposits received                                                       1,811,743    1,874,335
                                                                          ------------------------

Total current liabilities                                                   8,416,738    7,967,407

Minority interests                                                          4,289,988    4,122,426
                                                                          ------------------------
Total liabilities                                                          12,706,726   12,089,833
                                                                          ------------------------

Commitments and contingencies

Stockholders' equity
    Preferred stock; $0.001 par value; 10,000,000 shares
      authorized; shares issued and outstanding - none                              -            -
    Common stock; $0.001 par value; 100,000,000 shares
      authorized, 30,096,117 shares issued and outstanding                     30,096       30,096
    Additional paid-in capital                                              4,587,190    4,587,190
    Retained earnings                                                       1,915,800      691,257
    Reserve funds                                                             145,347      145,347
    Accumulated other comprehensive income                                    312,465            -
                                                                          ------------------------
Stockholders' equity                                                        6,990,898    5,453,890
                                                                          ------------------------
Total liabilities and stockholders' equity                                $19,697,624  $17,543,723
                                                                          ========================

The  accompanying  notes  are  an  integral  part  of  these  consolidated  financial  statements.

                        FANTATECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                       2005          2004
                                                   ------------  ------------
REVENUE :
    Contracted sales                               $ 8,058,877   $ 8,072,127
    Design service                                   2,223,171             -
    Revenue sharing operations                         997,342       323,259
                                                   ------------  ------------
TOTAL REVENUE                                       11,279,390     8,395,386
                                                   ------------  ------------

COST OF REVENUE:
    Cost of sales                                    5,646,069     4,875,143
    Cost of design services                            380,894             -
    Cost of revenue sharing operations                 817,273       294,815
                                                   ------------  ------------
TOTAL COST OF REVENUE                                6,844,236     5,169,958
                                                   ------------  ------------

GROSS PROFIT                                         4,435,154     3,225,428
                                                   ------------  ------------

OPERATING EXPENSES:
    Selling and marketing                              920,150       650,411
    General and administrative                       1,752,812     1,525,227
    Loss on disposal of fixed assets                     3,552        41,481
    Impairment of trademarks                           170,950             -
                                                   ------------  ------------
TOTAL OPERATING EXPENSES                             2,847,464     2,217,119
                                                   ------------  ------------

INCOME FROM OPERATIONS                               1,587,690     1,008,309

OTHER INCOME (EXPENSES)
    Interest expense                                  (162,857)      (30,257)
    Other income                                       127,670       163,289
    Interest income                                     19,709        67,916
    Foreign exchange loss                               (9,746)            -
                                                   ------------  ------------

INCOME FROM CONTINUING OPERATIONS
    BEFORE MINORITY INTERESTS AND INCOME TAX         1,562,466     1,209,257

MINORITY INTERESTS                                     167,562        45,062

INCOME TAX                                             170,361        88,767
                                                   ------------  ------------

INCOME FROM CONTINUING OPERATIONS                    1,224,543     1,075,428

DISCONTINUED OPERATIONS
    Gain from discontinued operations (Hytech HK)            -           993
                                                   ------------  ------------

NET INCOME                                         $ 1,224,543   $ 1,076,421
                                                   ============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING
    BASIC AND DILUTED                               30,096,117    22,123,514
                                                   ============  ============

EARNINGS PER COMMON SHARE
    - BASIC AND DILUTED
    Income from continuing operations              $      0.04   $      0.05
    Income from discontinued operations                   0.00          0.00
                                                   ------------  ------------
    Earnings per share                                    0.04          0.05
                                                   ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

               FANTATECH, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
        FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                           2005        2004
                                        ----------  ----------
Net Income                              $1,224,543  $1,076,421

Other Comprehensive Income:
    Foreign currency translation gains     312,465           -
                                        ----------  ----------

Comprehensive Income                     1,537,008   1,076,421
                                        ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                               FANTATECH INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                        FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                                 Accumulated
                                                            Additional  Retained                    Other         Total
                                           Common Stock      Paid-In     Earnings    Reserve    Comprehensive  Stockholders'
                                         Shares    Amount    Capital     (Deficit)    Funds        Income         Equity
                                       --------------------------------------------------------------------------------------
Balance, December 31, 2003             20,096,117  $20,096  $2,885,374  $ (385,164)  $145,347  $            -  $    2,665,653

  Issuance of common stock for
    acquisition of 34.59%
    interest in SDCL                   10,000,000   10,000   1,701,816           -          -               -       1,711,816

  Net Income                                    -        -           -   1,076,421          -               -       1,076,421

                                       --------------------------------------------------------------------------------------

Balance, December 31, 2004             30,096,117  $30,096  $4,587,190  $  691,257   $145,347  $            -  $    5,453,890

  Net Income                                    -        -           -   1,224,543          -               -       1,224,543

  Foreign currency translation gains            -        -           -           -          -         312,465         312,465

                                       --------------------------------------------------------------------------------------

Balance, December 31, 2005             30,096,117  $30,096  $4,587,190  $1,915,800   $145,347  $      312,465  $    6,990,898
                                       ======================================================================================

The  accompanying  notes  are  an  integral  part  of  these  consolidated  financial  statements.

                                      FANTATECH INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                     2005          2004
                                                                                 ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations                                                  1,224,543     1,075,428
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
    Depreciation expense                                                             966,077       569,150
    Provision for doubtful accounts                                                  (15,657)       18,385
    Impairment of trademarks                                                         170,950             -
    Loss on disposal of fixed assets                                                   3,552        41,481
    Foreign exchange loss                                                              9,746             -
    Minority interests                                                               167,562        45,062
Change in operating assets and liabilities:
    (Increase) decrease in --
    Guaranteed unit trust fund                                                        (9,330)            -
    Bills receivable                                                                 554,217      (554,217)
    Trade receivables                                                             (1,452,919)       22,776
    Related party receivable                                                         283,980      (346,718)
    Inventories                                                                   (1,244,635)     (334,135)
    Costs and estimated earnings in excess of billings on uncompleted contracts    1,691,592    (1,496,479)
    Deposits and prepayments                                                        (179,315)     (730,682)
    Other receivables                                                                (86,843)     (114,815)
    (Decrease) increase in --
    Accounts payable, accrued liabilities and other payables                       1,360,886      (732,707)
    Related party payables                                                           127,761       350,588
    Billings in excess of costs and estimated earnings on uncompleted contracts   (1,021,304)    1,629,408
    Deposits received                                                                (62,591)    1,244,335
                                                                                 ------------  ------------
Net cash provided by operating activities                                          2,488,272       686,860
                                                                                 ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from disposal of fixed assets                                                 -         8,795
    Purchase of property, plant and equipment                                     (3,777,806)   (3,697,051)
    Deposits at affiliates financial clearing centers                              3,691,369       906,616
    Interest in an associated company                                                (18,587)            -
    Increase in construction in progress                                            (320,523)     (595,257)
                                                                                 ------------  ------------
Net cash used in investing activities                                               (425,547)   (3,376,897)
                                                                                 ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from short term loan                                                  2,478,315     2,433,735
    Proceeds from related party short term loan                                    4,089,219             -
    Principal repayments on short term loan                                       (2,433,735)            -
    Principal repayments on related party short term loan                         (4,089,219)            -
                                                                                 ------------  ------------
Net cash provided by financing activities                                             44,580     2,433,735
                                                                                 ------------  ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              192,822             -
                                                                                 ------------  ------------
DISCONTINUED OPERATIONS
    Cash expenses used in operating activities                                             -          (284)
    Cash from investing activities                                                         -         1,277
                                                                                 ------------  ------------
Net cash provided from discontined operations                                              -           993
                                                                                 ------------  ------------
NET INCREASE (DECREASE) IN CASH                                                    2,300,127      (255,309)
    Cash and cash equivalents, at beginning of year                                   65,794       321,103
                                                                                 ------------  ------------
    Cash and cash equivalents, at end of year                                    $ 2,365,921   $    65,794
                                                                                 ============  ============
Supplementary disclosures of cash flow information:
    Interest paid                                                                $   162,857   $    30,257
                                                                                 ============  ============
    Tax paid                                                                     $   200,432   $    83,196
                                                                                 ============  ============
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
    Nil

The  accompanying  notes  are  an  integral  part  of  these  consolidated  financial  statements.

                        FANTATECH INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

1.  ORGANIZATION  AND  PRINCIPAL  BUSINESS

Fantatech, Inc., formerly Lucas Educational Systems, Inc. (hereinafter referred to as the "Company", which term shall include, when the context so requires, its subsidiaries and affiliates) was incorporated in the Delaware in 1996. During November 2002, the Company acquired all of the issued and outstanding shares of Intsys Share Limited ("Intsys") in a reverse acquisition. The Company is engaged in the design, manufacturing, sale and operation of hi-tech entertainment and amusement attractions for group audiences including simulation attractions and equipment, 3D/4D theatres, indoor entertainment centers and outdoor theme parks. The Company's operations are located in the People's Republic of China (the "PRC" or "China"). The Company's wholly owned subsidiaries include Intsys, Shenzhen Digitainment Co., Ltd. ("SDCL"), Chongqing FantaWild FunPlex Tour Co. Ltd. ("Chongqing FTC") and Megabase Investment Limited ("Megabase"). In addition, the Company's majority controlled companies include Hytechnology Inc. ("Hytech US") and Fantatech Development Inc. ("FDI").

In August 2003, SDCL, Shenzhen Huaqiang Industry Company Limited ("SHICL") and Shenzhen Huaqiang Venture Capital Company Limited ("SHVCCL") incorporated FDI. Each of SDCL and SHICL hold a 40% equity interest in FDI with the remaining 20% equity interest held by SHVCCL. FDI is engaged in the sales and marketing of the products of SDCL in China and assists SDCL with soliciting contracts for the development of hi-tech entertainment and amusement centers and theme parks. Subsequent to its formation, SHVCCL assigned all of its management and control rights in FDI to SDCL. SHICL and SHVCCL are affiliates of SHQ.

On April 4, 2005, through a share exchange with Shenzhen Huaqiang Technology Co., Ltd. ("SHT"), a PRC company, all of the issued and outstanding shares of Vinsway Holding Limited ("Vinsway"), a company which was formerly controlled jointly by the Company's Chairman, Chief Executive Officer ('CEO'), and two former directors were transferred to SHT in exchange for an aggregated 2.5% equity interest in SHT. Subsequent to the share exchange, SHT, through its effective control of Vinsway, became an affiliate of the Company by virtue of its ownership of a 20.68% equity interest in the Company. On December 20, 2005, through certain privately negotiated transactions, SHT acquired an additional 4,471,469 shares of the Company's common stock and immediately contributed such shares to its wholly-owned subsidiary, Huaqiang Technology (Hong Kong) Company Limited ("HTHK"). Vinsway is a wholly-owned subsidiary of HTHK and accordingly, SHT's indirect beneficial equity interest in the Company increased to 35.54%. It is expected that these share transfer will not affect the stability of the management of the Company.

In June 2005, the Company resolved to set up two management companies in the cities of Chongqing and Tianjin in the PRC, in order to manage the operations of the theme park in Chongqing and the Dino-Rampage in Tianjin, respectively. These management companies are intended to facilitate the operations of the aforesaid large-size revenue sharing operations and will be budgeted to operate at a break-even level.

In late August 2005, Chongqing FantaWild FunPlex Tour Co. Ltd. ("Chongqing FTC"), with registered capital of approximately $620,000, which is owned 90% by SDCL and 10% by FDI, formally commenced its operation in assisting and coordinating the establishment of the Chongqing Theme Park.

In late November 2005, the Tianjin management company, Tianjin Longqiao FantaWild Kepu Ltd. ("Tianjin LFK"), with registered capital of approximately $37,000, which is owned 50% by FDI and 50% by Tianjin Longqiao Property Development Co. Ltd. ("Longqiao PDL") (50%), a third party local partner, commenced its operations. There are seven members in the Board of Directors of Tianjin LFK, to which FDI has appointed two directors.

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

2.  BASIS  OF  PRESENTATION  AND  CONSOLIDATION

The consolidated financial statements include the financial statements of the Company, its subsidiaries in which the Company has an effective controlling interest, including its effectively controlled associated company, FDI. The Company's investment in Tianjin LFK is accounted for using the equity method of accounting as the Company does not have effective control over its Board. All material intercompany balances and transactions, including intercompany profits and unrealized profits and losses are eliminated on consolidation.

All common share amounts represented herein have been restated to reflect a 1 for 2 reverse stock split effective June 30, 2004.

Reclassifications - Certain items in the fiscal 2004 consolidated financial statements have been reclassified to conform to the fiscal 2005 presentation.


3.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Cash  and  cash  equivalents
----------------------------

Cash and cash equivalents include cash on hand, demand and time deposits with banks and liquid investments with an original maturity of three months or less.

Inventories
-----------

Inventories consist of raw materials, work-in-process, and finished goods, which are held for resale, used in the production of entertainment and amusement equipment that the Company sells, or moved to construction in progress as the components of the amusement centers, large-size attractions or theme parks (see Revenue and cost recognition below). Inventories are stated at the lower of cost, on a first-in, first-out basis, or net realizable value. Costs of raw materials include purchases and related costs incurred in bringing the products to their present location and condition.

Allowance  for  doubtful  accounts:
-----------------------------------

The Company uses the allowance method to account for doubtful accounts receivable. The Company periodically adjusts the allowance for doubtful accounts based on management's continuing review of accounts receivable. This analysis by management is based on prior years' experience, as well as an analysis of current economic environment and business trends.

The Company records a full allowance for accounts receivable that have been determined legally to be uncollectible or have been outstanding for over 365 days. For accounts receivable that have been outstanding for over 180 days, the Company determines an appropriate allowance based on individual circumstances.

During the year ended December 31, 2005, the Company recorded a reversal of $15,657 from the allowance for doubtful accounts. During the year ended December 31, 2004, the Company provided $18,385 as general allowance for doubtful and long overdue accounts. Management expects to continue to update the allowance for doubtful accounts during 2006.

Property,  plant  and  equipment
--------------------------------

Property, plant and equipment are recorded at cost less accumulated depreciation. Gains or losses on disposals are reflected in current operations. Major expenditures for betterments and renewals are

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

capitalized. All ordinary repair and maintenance costs are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally five years, and in case of assets used in revenue sharing operations, over the shorter of the term of the cooperation or their estimated useful lives, from five to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease.

Construction  in  progress
--------------------------

Construction in progress is recorded at cost in relation to the construction of the hi-tech amusement centers, large-size attractions and theme parks, usually under revenue sharing operations. Upon the official opening of the amusements centers, large-size attractions and theme parks, the cost of the construction in progress is transferred and recorded as property, plant and equipment.

Trademarks
----------

The identifiable intangible asset of the Company was the trademark acquired in a business combination in relation to Hytech US in 2002. The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Under the provisions of SFAS No. 142, identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized. Based on the then operating results, sales forecast and business plan, the trademarks had been determined to have an indefinite life and were therefore not being amortized. During the year ended December 31, 2005, in view of the reduced business activities of Hytech US, including the fact that there were no sales contracts secured as budgeted in 2004 and 2005, the Company conducted a re-evaluation of the intangible assets associated with trademarks registered by Hytech US and the related expected future cash flows. As a result of this evaluation, the Company recorded a full provision for impairment of $170,950 during the year ended December 31, 2005.
There  was  no  impairment  of  intangible  assets  recorded  in  2004.

Impairment  of  long-lived  assets
----------------------------------

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

Revenue  sharing  operations
----------------------------

A revenue sharing operation is a cooperative venture in which two or more venturers combine their operations, resources and expertise in order to construct, market and operate jointly a particular project under a contractual arrangement whereas no corporation, partnership or other entity has been established. Each venturer bears its own costs and takes a share of the revenue from the project, which is determined in accordance with the contractual arrangement.

The Company participates in the operation of 4D theaters, FunPlex indoor entertainment centers, large size outdoor attractions and theme parks (each, a "Revenue-Sharing Center") through cooperation agreements with local venture partners in PRC cities.

In respect of its interests in revenue sharing operations, the Company's consolidated financial statements include the following:

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

     - the assets that it controls and the liabilities that it incurs are included in the Company's consolidated balance sheet; and

     - the expenses that it incurs and its share of the income that it earns from the revenue sharing centers are included in the Company's consolidated statements of operations.

Revenue  and  cost  recognition
-------------------------------

The Company principally derives its revenue from (1) the sale of entertainment and amusement products, (2) long term contracts related to the design of, and manufacturing and assembling of 4-D screen system, simulation amusement equipment, large-size attraction, theme park, and (3) admission fees generated from revenue sharing operations.

Revenue  is  recognized  when  the  following  four  criteria  are  met:

1.   persuasive  evidence  of  an  arrangement  exists,
2.   delivery  has  occurred  or  services  have  been  rendered,
3.   the  price  is  fixed,  and
4.   collectibility  is  reasonably  assured.

(1)  Sale  of  entertainment  and  amusement  products

Revenue from the sale of entertainment and amusement products is recognized when the products are delivered to the customers, installed and tested. Revenue is adjusted for any reduction in sales due to change in product specification or sales discounts offered to the customers.

(2)  Long-term  contract  revenue  and  costs

Long-term contract revenue and costs are recognized as revenue and expenses in the statement of operations by reference to the stage of completion of a contract (i.e. the percentage of completion method) when the outcome of the contract can be estimated reliably. The stage of completion of a contract is determined based on the proportion of costs incurred at the balance sheet date compared to total estimated costs. A loss on a contract is recognized as an expense immediately when it is probable that total contract costs will exceed total contract revenue.

Costs attributable to unpriced change orders are treated as costs of contract performance in the period in which the costs are incurred if it is not probable that the costs will be recovered through a change in the contract price. If it is probable that the costs will be recovered through a change in the contract price, those costs are treated as costs of contract performance in the period in which they are incurred, and contract revenue is recognized to the extent of the costs incurred. If it is probable that the contract price will be adjusted by an amount that exceeds the costs attributable to the change order and the amount of the excess can be reliably estimated, the original contract price would also be adjusted for that amount when the costs are recognized as costs of contract performance if its realization is probable.

During the process of recognizing the revenue generated from the sales of products as described in (1) and (2) above, the Company has evaluated the criteria for multiple deliverables in using separate unit of accounting for identifiable delivered items in accordance with EITF No. 00-21 "Revenue Arrangements with Multiple Deliverables", and concluded that the amusement and entertainment products designed, manufactured and installed by the Company do not met the stand alone test as no part of the products will be or are sold in the market by the Company or by other similar vendors. There is no reliable evidence of fair value of the undelivered items and the contracts for sales have no general right of return relative to the delivered items.

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

In addition, the Company has evaluated the scope and applicability of SOP 97-2 "Software Revenue Recognition" and determined that the revenue earned on the Company's amusement products containing software is incidental to the products as a whole. The Company does not engage in businesses of licensing, selling or leasing, or otherwise marketing computer software. The software does not require significant production, modification and customization and is not the focus of the marketing efforts, nor is it what the customer perceives to obtain. The post contract services associated with the Company's products do not involve multiple element arrangements and the estimated cost for the one year product warranty is insignificant, and there are no upgrades/enhancements offered to customers currently or historically. Accordingly, the Company believes that its revenue requires no ratable recognition.

(3)  Revenue  generated  from  revenue  sharing  operations

Income is recognized based on the agreed percentage of revenue when the revenue from the revenue sharing operations becomes due and receivable. The Company recorded $997,342 and $323,259 as revenues from its revenue sharing operations for the years ended December 31, 2005 and 2004, respectively.

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

Prior to October 10, 2005, the Company followed SFAS No. 123, which defines a fair-value method of accounting for stock based employee compensation and transaction in which an entity issues its equity instruments to acquire goods and services from non-employee. The provisions of SFAS No. 123 allow companies to either record an expense in the financial statements to reflect the estimated fair value of stock options to employees, or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but to disclose on an annual basis the pro forma effect on net income (loss) and net income (loss) per share had the fair value of

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

the  stock  options  been  recorded  in  the  financial  statements.

SFAS No. 123 was amended by SFAS No. 148, which now requires companies to disclose in interim financial statements the pro forma effect on net income
(loss) and income (loss) per common share of the estimated fair market value of stock options issued to employees. Accordingly, compensation cost for stock options to employees is measured as the excess, if any, of the fair market price of the Company's common stock at the date of grant above the amount an employee must pay to acquire the common stock.

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

Pro forma Disclosure - The fair value of stock options granted by the Company has been estimated on the grant date using the Black-Scholes option-pricing model. Had such stock options been accounted for pursuant to SFAS No. 123, the effect on the Company's results of operations and earnings per common share would have been as follow:

                                             2005        2004
                                          ----------  -----------
Net income - as reported                  $1,224,543  $1,076,421
  Compensation expense for stock options
    Based on fair value, net of taxes             --   ( 276,186)
                                          ----------  -----------
Net income - pro forma                    $1,224,543  $  800,235
                                          ==========  ===========
Net income per share - Basic and diluted
    As reported                           $     0.04  $     0.05
                                          ==========  ===========
    Pro forma                             $     0.04  $     0.04
                                          ==========  ===========

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

Earnings  per  share
--------------------

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

The common shares issuable upon exercise of outstanding stock options were excluded from the calculation of diluted EPS since the exercise prices exceeded the average fair market value of the common stock during 2004. Accordingly, basic and diluted EPS were the same for all periods presented.

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Comprehensive  Income
---------------------

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", ("SFAS No. 130") established standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by stockholders and distributions to stockholders, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. The Company recorded other comprehensive income from change in foreign currency translation of $312,465 and $nil for the years ended December 31, 2005 and 2004, respectively.

Product  development
--------------------

Product development costs are expensed to operations as incurred. During the years ended December 31, 2005 and 2004, a total of approximately $611,268 and $841,918, respectively, in labor and materials costs were incurred for product development purposes which had been expensed as direct costs of sales.

Reserve  funds
--------------

In accordance with the PRC Companies Law, the Company's PRC subsidiary and controlled associated company are required to transfer a percentage of its profit after taxation, as determined in accordance with PRC accounting standards and regulations, to the surplus reserve funds upon dividend distribution. The surplus reserve funds are comprised of the statutory surplus reserve fund and the welfare reserve fund. Subject to certain restrictions set out in the PRC Companies Law, the statutory surplus reserve fund may be distributed to stockholders in the form of share bonus and/or cash dividends. The welfare fund is non-distributable and must be used for the benefits of all the staff of the enterprise. During the years ended December 31, 2004 and 2005, no dividend had been declared by SDCL and FDI, and therefore, no transfer of reserve funds was recorded, respectively.

Foreign  currency  translation
------------------------------

All of the Company's production and most of its business operations are located in the PRC and are conducted in Renminbi ("RMB"), which is the official currency of China. The Company's PRC subsidiaries maintain their financial records and the statutory financial statements in RMB. Revenue and expenditures denominated in currencies other than RMB are translated into RMB at the prevailing exchange rate when recognized and recorded in the PRC financial records. Monetary assets and liabilities denominated in other currencies are also translated into and recorded in RMB at the balances sheet date. Any transaction gain or loss is charged to the statement of operations of the PRC subsidiaries in the period in which such gain or loss occurs. The PRC accounts denominated in RMB are then translated into USD, the reporting currency of the Company, using the exchange rate prevailing at the balance sheet date for consolidation and presentation.

On July 21, 2005, the People's Bank of China ("PBC") announced that the RMB would no longer be tied directly to the United States Dollar ("USD") but against a 'basket' of foreign currencies under a managed floating exchange rate regime, and the new official parity exchange rate of USD to RMB was set at US 1.00 to RMB 8.11 (previously, USD1.00 to RMB 8.30), to be allowed to float within a band of +-0.3 percent around the central parity rate as published by the PBC daily. The Company recorded and adjusted its exchange rate applicable to the translation of financial information in accordance with the announced change as of the effective date. Accordingly, as of December 31, 2005, the PRC financial statements were translated from RMB to USD at the new prevailing exchange rate. For assets and liabilities (other than equity and reserves) translation, the published closing exchange rate of USD 1.00 to RMB 8.07 was applied, while for revenues, expenses, gains and losses, the weighted average rate of

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

USD 1.00 to RMB 8.20 was used for translation. The resulting translation gains or losses were recorded as a separate component of stockholders' equity.

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

Fair  values  of  financial  instruments
----------------------------------------

The Company values its financial instruments as required by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". The Company's financial instruments primarily consist of cash and cash equivalents, deposits at affiliates financial clearing centers, accounts receivable, other receivables, prepayments, accounts payable and accruals, short-term loans and amount due to and due from related parties. Net of the allowance made for doubtful accounts receivable, the carrying values of these financial instruments approximate the fair values in view of their short-term maturities.

Use  of  estimates
------------------

The consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made, including those related to revenue and cost recognition, inventories, income taxes and impairment of assets. Management bases their estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

Foreign  currency  risk
-----------------------

The RMB is not a freely convertible currency. The State Administration for Foreign Exchange, under the authority of the People's Bank of China, controls the conversion of RMB into foreign currencies. The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market.

The Company's China subsidiaries conduct their businesses substantially in China, and their financial performance and position are measured in terms of RMB. Any devaluation of the RMB against the USD would consequently have an adverse effect on the financial performance and asset values of the Company when measured in terms of USD. The China subsidiaries' products are primarily procured, sold and delivered in China for RMB. Thus, their revenue and profits are predominantly denominated in RMB. Should the RMB devalue against the USD, such devaluation could have a material adverse effect on the Company's profits and the foreign currency equivalent of such profits repatriated by the China subsidiaries to the Company.

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Recent  accounting  pronouncements
----------------------------------

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151, "Inventory Costs". This
Statement amends the guidance in ARB No. 43 Chapter 4 Inventory Pricing, to require items such as idle facility costs, excessive spoilage, double freight and re-handling costs to be expensed in the current period, regardless if they are abnormal amounts or not. This Statement will become effective for the Company in the first quarter of 2006. The adoption of SFAS No. 151 is not expected to have a material impact on the Company's financial condition, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which revises SFAS No. 123. SFAS 123R also supersedes APB No. 25 and amends SFAS No. 95, "Statement of Cash Flows". In general, the accounting required by SFAS 123R is similar to that of SFAS No. 123. However, SFAS No. 123 gave companies a choice to either recognize the fair value of stock options in their income statements or disclose the pro forma income statement effect of the fair value of stock options in the notes to the financial statements. SFAS 123R eliminates that choice and requires the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, be recognized in the income statement, generally over the option vesting period. Public entities, other than those filing as small business issuers, will be required to apply SFAS 123R as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and the first fiscal year that begins after December 15, 2005 for small business issuers. As the Company has no outstanding stock options as at December 31, 2005, the adoption of SFAS 123R is not expected to have material impact on the Company's financial condition, results of operations, or cash flows.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and the fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. The provisions of SFAS 153 are effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The management do not anticipate that the adoption of this standard will have a material impact on the Company's financial position or results of operations.

In March 2005, the FASB issued FIN 47 as an interpretation of FASB Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The management do not anticipate that the adoption of this standard will have a material impact on the Company's financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections- a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 changes the requirements for the accounting and reporting of a change in an accounting principle. The statement requires retrospective application of changes in an accounting principle to prior periods' financial statements unless it is impracticable to determine the period-specific effects or the cumulative

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

RECLASSIFICATIONS - Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the results of operations or financial position for the periods presented.


4.    BUSINESS  ACQUISITIONS  AND  ISSUANCE  OF  SHARES

In May 2002, Intsys acquired a 65.41% equity interest in SDCL, then a joint venture company operating under the name Shenzhen Hytechnology Inc., in exchange for all of the outstanding shares of Intsys. The business combination was deemed to be a reverse merger and the acquisition of the 65.41% equity interest in SDCL has been accounted for at historical cost. SDCL was established in 1998 and is engaged in the development and production of hi-tech entertainment and amusement products, including 4D theatres, simulation games, indoor entertainment centers, large size indoor attractions and theme parks.

In August 2002, Intsys established Hytechnology Limited ("Hytech HK"), a Hong Kong company in which Intys owns a 99% equity interest. Hytech HK was engaged in the sales and marketing of entertainment products, including the products of SDCL. On May 12, 2004, the Company sold its entire interest in Hytech HK to Top Link Hi-Tech Development (H.K.) Limited ("Top Link") for $1,277. The sale price represented the value of the issued capital of Hytech HK. The carrying value of Hytech HK at the time of disposal was ($747), which amount had previously been written off. Top Link is a Hong Kong corporation ultimately owned by Shenzhen Huaqiang Holdings Ltd. ("SHQ"). The Chairman and the President of SHQ are also the Chairman and the CEO of the Company.

In September 2002, Intsys acquired a 70% equity interest in Hytechnology, Inc. ("Hytech US"), a Delaware Corporation, from a third party for $172,000. Hytech US is engaged in the sales and marketing of the products of SDCL in the United States.

During November 2002, the Company acquired all of the issued and outstanding shares of Intsys in a reverse merger. Under the terms of the merger agreement, the Company issued 40,000,000 shares of common stock to the shareholders of Intsys and their designees.

In October 2004, the Company entered into a Share Exchange Agreement with Intsys and Topforce Asia Limited ("Topforce"), a BVI corporation, pursuant to which Intsys acquired from Topforce 100% of the shares of Megabase Investment Limited ("Megabase"), the BVI corporation that owned the remaining 34.59% interest in SDCL, in exchange for 10,000,000 shares of the Company's common stock. Upon consummation of the share exchange, Intsys became the sole owner of SDCL.

Palisades Capital Group, LLC ("PCG"), an independent financial advisory company that was engaged by the Board of Directors of the Company, valued SDCL and issued a fairness opinion which concluded that the shares of the Company issued under the Share Exchange Agreement reflected fairly the value of the assets acquired.

The acquisition of the remaining 34.59% equity interest of SDCL was not treated by the Company as a business combination since it was the acquisition of noncontrolling equity interest in a subsidiary - the minority interest, pursuant to the definition as contained in SFAS No. 141.

In determining the fair value of the remaining interest in SDCL, the Company relied on the following facts:

(1) The trading of the Company's common stock in the open market has been limited and sporadic and

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

with little volume and should therefore not be used as a reliable indicator of fair market value.

(2) At the time of the acquisition, the Company's only major asset was its 65.41% equity interest in SDCL, and it had approximately 20,100,000 shares of common stock outstanding. Therefore, the 34.59% equity interest would be equivalent to approximately an additional 10,000,000 shares of common stock.

(3) Based on the opinion of PCG, after taking into account the potential market discount for the limited liquidity and the restricted nature of the Company's common stock, and other relevant factors, the fair value derived for the 34.59% equity interest approximated its book value, which was within the range of fair value pursuant to the opinion.

Accordingly, the acquisition was accounted for using the purchase method of accounting and the value of the acquired equity interest was recorded at $1,711,816, which was also approximately equal to the proportional historical equity value of the 34.59% interest in SDCL.

Subsequent to the reverse stock split (see Note 5) and the issuance of the 10,000,000 shares of common stock, the Company had a total of 30,096,117 shares of common stock issued and outstanding.


5.  REVERSE  STOCK  SPLIT

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


6.  DEPOSITS  AT  AFFILIATES  FINANCIAL  CLEARING  CENTERS

Cash on deposit at the financial clearing centers ("FCC") operated by affiliates as at December 31, 2005 and December 31, 2004 is summarized as follows:

                                          December 31, 2005   December 31, 2004
                                          ------------------  ------------------
Financial clearing center operated by:
  Shenzhen Huaqiang Holdings Limited      $          321,728  $          260,541
  Shenzhen Huaqiang Technology Co., Ltd.                   -           3,752,556
                                          ------------------  ------------------
                                          $          321,728  $        4,013,097
                                          ==================  ==================

The Company's PRC subsidiaries are members of the FCC operated by Shenzhen Huaqiang Technology Co., Ltd. ("SHT"), an affiliate of the Company, and Shenzhen Huaqiang Holdings Co. Limited ("SHQ"). The Chairman and the President of SHQ are also the Company's Chairman and Chief Executive Officer, respectively. SHT's and SHQ's role is mainly a coordinator to the financial arrangement of its members. The Company has cash on deposit at the FCC. As of December 31, 2004, the Company has reclassified the presentation of cash on deposit at financial clearing centers from cash and cash equivalents to a separate category on its balance sheet entitled deposits at affiliates financial clearing centers. The reclassification had no impact on the Company's working capital resources.

An FCC resembles an internal bank which accepts deposit from and grants loans to its members at the

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

prevailing market rate of interests. An FCC also obtains loans from external commercial banks and then in turn sub-lends to its members in order to meet their working capital requirements with less complicated application procedures and no attendant financial charges. The cash deposits at the FCC can be withdrawn any time without any restrictions, except that the respective FCC can collect directly from the Company's account any overdue loan principal and accrued interest in case the Company is in default in its repayment obligations (see Note 12).


7.  SHORT  TERM  BILLS  RECEIVABLE

During the year ended December 31, 2004, the Company received payment from its customer totaling $554,217 in the form of bills receivable, which were a banker's postdated cashier order. The bills were matured in April and June 2005, respectively, and were fully received by the Company. There was no such bills receivable outstanding as of December 31, 2005.


8.   INVENTORIES

Inventories  at  December  31,  2005  and  2004  are  summarized  as  follows:

                              2005        2004
                           ----------  ----------
          Raw materials    $1,766,203  $1,437,481
          Work-in-process   1,140,725     195,525
          Finished goods      130,159     159,446
                           ----------  ----------
                           $3,037,087  $1,792,452
                           ==========  ==========

9.  TRADE  RECEIVABLES

     The Company's trade receivables are reported in the consolidated balance sheet net of allowances of doubtful accounts. Trade receivables comprise:

                                                    2005        2004
                                                 -----------  ---------
          Gross trade receivables                $1,971,461   $518,542
          Less: Allowance for doubtful accounts     (32,027)   (47,684)
                                                 -----------  ---------
                                                 $1,939,434   $470,858
                                                 ===========  =========

     Movement of allowance for doubtful accounts during the years ended December 31, 2005 and 2004 is summarized as follows:

                                                       2005      2004
                                                     ---------  -------
          Balance as at January 1,                   $ 47,684   $29,299
            Provided (written back) during the year   (15,657)   18,385
            Written off during the year                    --        --
                                                     ---------  -------
          Balance as at December 31,                 $ 32,027   $47,684
                                                     =========  =======

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

10.  COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts as of December 31, 2005 and 2004 are summarized as follows:

                                                          2005           2004
                                                      -------------  -------------
  Cumulative costs incurred on uncompleted contracts  $ 12,127,482   $ 13,472,578
  Cumulative estimated earnings to date                  2,808,758      3,665,374
                                                      -------------  -------------
                                                        14,936,240     17,137,952
  Less: Billings to date                               (14,821,818)   (16,353,242)
                                                      -------------  -------------
                                                      $    114,422   $    784,710
                                                      =============  =============

Included in the accompanying balance sheets under the following captions are the following:

                                                           2005         2004
                                                        ----------  ------------
  Costs and estimated earnings in excess of billings
    on uncompleted contracts                            $ 722,526   $ 2,414,118
  Billings in excess of costs and estimated earnings
    on uncompleted contracts                             (608,104)   (1,629,408)
                                                        ----------  ------------
                                                        $ 114,422   $   784,710
                                                        ==========  ============


11.  PROPERTY,  PLANT  AND  EQUIPMENT

Property, plant, and equipment as at December 31, 2005 and 2004 consisted of the followings:

                                                       2005           2004
                                                   ------------  -------------
  Leasehold improvements                           $   441,465   $    412,964
  Plant and machinery                                  528,648        455,927
  Equipment for revenue sharing operations           6,330,547      3,017,555
  Furniture and fixtures                               110,829        105,353
  Computers and equipment                            1,059,747      1,009,350
  Motor vehicles                                       285,462        295,633
                                                   ------------  -------------
                                                     8,756,698      5,296,782
  Less: Accumulated depreciation and
      amortization (net of write off on disposal)   (2,094,829)   ( 1,552,986)
                                                   ------------  -------------
                                                   $ 6,661,869   $  3,743,796
                                                   ============  =============

Depreciation expense was $966,077 and $569,150 for the years ended December 31, 2005 and 2004, respectively.

During the year ended December 31, 2005, property, plant and equipment of $1.6 million was classified as assets held for sale. This balance reflects the net book value of equipment invested in revenue

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

sharing operations as included in the business segment in respect of contracted sales. All of these assets was sold during Fiscal 2005 and generated no gain or loss.

12.  SHORT-TERM  LOANS  FROM  BANKS  AND  RELATED  PARTIES

In September 2004, the Company obtained a short-term bank loan of $2,433,735. The interest rate on the bank loan was 5.31% per annum with interest payable monthly and the principal was due for repayment in one year. The loan was guaranteed by Shenzhen Huaqiang Holdings Limited ("SHQ"). The Chairman and the CEO of the Company are also the Chairman and the President of SHQ, respectively. The short-term bank loans of $2,433,735 due for repayment in September 2005 were repaid in a timely manner.

In August 2005, the Company obtained a bridge loan of approximately $1,000,000 from Shenzhen Huaqiang Technology Co., Ltd. ("SHT"), a significant shareholder (35.53%) of the Company, at the prevailing market interest rate of 5.58% per annum. This bridge loan was repaid in September 2005 with the proceeds from another temporary short-term loan of $2,224,419 granted by the financial clearing center ("FCC") operated by SHT (see Note 6). The loan from SHT's FCC was unsecured, due and payable on December 29, 2005, had an interest rate of 5.22% per annum, and was guaranteed by SHT. On November 26, 2005, the Company repaid in full the principal and accrued interest on the short-term loan of $2,224,419 granted by the FCC operated by SHT.

In addition, during the three months ended September 30, 2005, the Company obtained additional working capital financing through the FCC of SHQ in the form of short-term loans totaling $1,853,683. The loans from SHQ's FCC were also unsecured, payable in one year at an annual interest of 5.58%, and were guaranteed by SHQ. On November 23, 2005, the Company repaid in full the principal and accrued interest on the short-term loans aggregating $1,853,683 granted by the FCC operated by SHQ.

On November 28, 2005, SDCL's application for a short-term loan in the principal amount of approximately $2,478,315 (the "Loan") had been officially approved and granted by the Shenzhen Development Bank Limited ("SDB"). The Loan is unsecured and accrues interest at an annual rate of 5.58%. Accrued interest payments are payable monthly, and all accrued interest and principal are due one year from the date the funds are received. The Loan was guaranteed by SHQ. The Loan was to replace, in part, certain short-term loans obtained by SDCL during the three months ended September 30, 2005.


13.  INCOME  TAXES

The components of income (loss) from continuing operations before income taxes and minority interests are as follows:

                                  Years ended December 31,
                               -----------------------------
                                    2005            2004
                               -------------  --------------
US . . . . . . . . . . . . . . $   (413,255)  $    (339,624)
BVI. . . . . . . . . . . . . .     (161,781)        346,122
PRC. . . . . . . . . . . . . .    2,137,502       1,202,759
                               -------------  --------------
                               $  1,562,466   $   1,209,257
                               =============  ==============

US
Fantatech Inc. and Hytech US are both Delaware corporations and are subject to the corporation income taxes of the United State of America at a maximum rate of 34%. For the year ended December 31, 2005, the total estimated tax losses available for both US corporations for carryforward was $504,138 , which can be carried forward 20 years following the loss year to offset the taxable income

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

generated  in  the  future  years.

Internal Revenue Code Section 382 substantially restricts the ability of a corporation to utilize existing net operating losses in the event of an "ownership change". In view of the owner shift and equity structure shift during 2005 in relation to Shenzhen Huaqiang Technology Co., Ltd. (see Note 1), the Company has determined that there will be significant limitations on the future utilization of its net operating loss carryforwards for Federal income tax purposes due to such changes.

In addition, the Company has no intention to distribute dividends from its PRC subsidiaries to its US parent, which is the primary way that the US parent would be able to recognize income. As of December 31, 2005, management was unable to determine it is more likely than not that the deferred tax assets will be realized. Accordingly, due to the uncertainty surrounding the realization of the benefits of the Company's tax attributes, a 100% valuation allowance was established related to the deferred tax asset from the loss carryforwards by the US parent and subsidiary, and thus no deferred tax assets were recognized in the Company's financial statements.

BVI
The Company's subsidiaries incorporated in the British Virgin Islands ("BVI") are not taxed in BVI. Under the current BVI laws, income derived outside of BVI, dividends and capital gains arising from investment by BVI subsidiaries are not subject to income taxes in BVI, and no withholding tax is imposed on payments of dividends by the BVI subsidiaries to the Company.

PRC
The Company's PRC subsidiaries and affiliates located in Shenzhen are subject to Enterprise Income Tax ("EIT") in the PRC at a rate of 15% on net profits. However, based on the local tax rules, SDCL is entitled to a tax holiday for the first two years of its operations (years 1999 and 2000) and a 50% reduction of the rate for the third through eighth years (years 2001 to 2006) of operations due to the high technology nature of its businesses. The provision for taxes on earnings of the PRC subsidiaries for the years ended December 31, 2005 and 2004, calculated based on the prevailing accounting standards in the PRC, was $169,531 and $88,767, respectively. Had the tax holidays and concessions not been available, the provision for income taxes would have increased by approximately $156,886 and $83,345 for the years ended December 31, 2005 and 2004, respectively.

The Company's other subsidiary, Chongqing FTC is subject to EIT at a rate of 33% on net profits. As Chongqing FTC is budgeted to operate at a break-even level, it is not expected there will be any material impact on the Company's overall PRC tax obligations. During the year ended December 31, 2005, Chongqing FTC recorded a loss of $643.

At December 31, 2005, the tax losses available for carryover in the PRC were $27,483, which was attributable to the cumulative losses incurred by FDI, and can be carried forward to 2009. Management determined that it was more likely than not that the related deferred tax assets would not be realized in the foreseeable future, as it is not practical to estimate whether FDI is able to realize the tax losses and the amount was immaterial. Accordingly, a 100% valuation allowance was established relating to the deferred tax asset from the loss carryforwards generated by FDI, and thus no deferred tax assets were recognized in the Company's financial statements.

The provision for income taxes relating to the Company's continuing operations consists of the following:

                                    Years ended December 31,
                                  ---------------------------
                                      2005          2004
                                  ------------  -------------
Current
- PRC. . . . . . . . . . . . . .  $    169,531  $      88,767
                                  ============  =============

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

The reconciliation of effective income tax rates of the Company attributable to continuing operations to the statutory income tax rate in the PRC is as follows:


                                              Years ended December 31,
                                            ---------------------------
                                                2005          2004
                                            ------------  -------------
Statutory income tax rate. . . . . . . . .          15%            15%
Tax holidays and concessions . . . . . . .         (10%)           (7%)
Foreign rate differential. . . . . . . . .          (3%)           (9%)
Non-deductible expenses and others . . . .          11%             -
Change in valuation allowance. . . . . . .          (2%)            8%
                                            ------------  -------------
Effective income tax rates . . . . . . . .          11%             7%
                                            ============  =============


Deferred  tax  assets  using  the  applicable  tax rates comprise the following:

                                          Years ended December 31,
                                      -----------------------------
                                          2005            2004
                                      -------------  --------------
Deferred tax assets:
Tax loss carryforwards . . . . . . .  $    175,529   $     206,199
Accounts receivable. . . . . . . . .         4,804           7,153
                                      -------------  --------------
                                           180,333         213,352
Valuation allowance                       (180,333)       (213,352)
                                      -------------  --------------
Net deferred tax assets               $          -   $           -
                                      =============  ==============


14.  STOCK  BASED  COMPENSATION

On January 6, 2004, the Company granted stock options for a total of 2,000,000 shares to its key employees at an exercise price of $1.0 per share. Market price of the share at the grant date was $0.80 per share. The stock options were vested and exercisable as follows:

     Scale   Vested and exercisable
     -----   ----------------------
     50%     On or after January 7, 2007
     80%     On or after January 7, 2008
     100%    On or after January 7, 2009

All unexercised options were scheduled to expire on January 6, 2014 and any options were to be cancelled one month after termination of employment.

Effective October 10, 2005, the Board of Directors of the Company resolved to cancel all of the issued and outstanding stock options which were previously granted to the Company's key employees. In October 2005, all of the option holders entered into Option Surrender and Cancellation Agreements with the Company and agreed to surrender unconditionally and irrevocably the options for cancellation

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

with  no  additional  monetary  compensation  from  the  Company.

Additional information on options outstanding at December 31, 2005 and 2004 was as follows:


                         Options outstanding
                          as of December 31,
                  ------------------------------------
                                     Weighted average
                                         remaining          Options
                      Number            contractual      exercisable as
                   outstanding          life (years)     of December 31
Exercise prices   2005      2004       2005     2004     2005     2004
----------------  ------  ---------  --------  -------  -------  -------
    $ 1.0           NIL   2,000,000     NA         9.0     NA      NIL
                  ======  =========  ========  =======  =======  =======

The fair value of the options granted during 2004 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.25%, 2.75% and 3.25% for the portion of options exercisable from 2007, 2008 and 2009, respectively; expected life of 3 to 5 years; expected volatility of 100%; forfeiture rate of 2% and no dividends. The company did not recognize any compensation expense for stock options in the consolidated statements of operations for the years ended December 31, 2005 and 2004.


15.  EARNINGS  PER  SHARE

On January 6, 2004, the Company granted stock options to purchase 2,000,000 shares of common stock to certain officers and key employees of the Company at an exercise price of $1.00 per share. None of the outstanding stock options were exercisable prior to January 7, 2007. All of the Company's outstanding options were cancelled effective from October 10, 2005. As at December 31, 2005 and 2004, there were nil and 2,000,000 stock options issued and outstanding, respectively.

These stock options were not considered to be potentially dilutive securities, and were not included in the calculation of earnings per share for the year ended 2004 since the exercise prices exceeded the average fair market value of the common stock during such period. As no options were outstanding as of December 31, 2005, basic and diluted EPS are the same for all periods presented.


16.  RELATED  PARTY  TRANSACTIONS  AND  ARRANGEMENTS

(a)  Agreement with associated company
     ------------------------------------

On June 1, 2004, Shenzhen Digitainment Co., Ltd. ("SDCL") and Fantatech Development Inc. ("FDI") entered into an Agreement pursuant to which SDCL engaged FDI, its controlled associated company, as its sales agent for the marketing and distribution of its amusement and simulation equipment and 3D/4D theatres in China.

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

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

In addition, the agreement also provides that FDI may include in its sales contracts a provision for the cooperative operation of any hi-tech amusement center "FunPlex" or theme park "Fantawild" when the proposed operating venue is suitable for the business. However, FDI will only act as the agent in such part of the contract on behalf of SDCL. FDI will have no direct or indirect economic or legal interest in the revenue sharing operations, which will be solely the business of SDCL and SDCL will be responsible for contributing the equipment and fixed assets required for the cooperative operation. All revenues generating by such cooperative businesses will be received by SDCL, and all the related expenses as stipulated in such cooperation contracts will be borne by SDCL.

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

During the years ended December 31, 2005 and 2004, SDCL sold its products to FDI for an aggregate price of $4,019,111 and $1,148,182, respectively, for resale to end customers. During the years ended December 31, 2005 and 2004, FDI collected for SDCL a total of $281,647 and $nil, respectively, of the net revenue shared from the revenue sharing centers operated for SDCL.

(b)  Design  contract  with  related  party
-------------------------------------------

On October 10, 2005, the Company's indirect wholly-owned subsidiary, SDCL entered into a design contract (the "Contract") with Wuhu City Huaqiang Tour City Development Co., Ltd. ("Wuhu Huaqiang"). Pursuant to the Contract, SDCL had been engaged to perform the project design for a theme park being developed by Wuhu Huaqiang in the City of Wuhu, Anhui Province, China. The design fee was RMB 11 million (approximately $1,356,000). The design project was completed by December 15, 2005. Wuhu Huaqiang is a joint venture company incorporated in the City of Wuhu. Shenzhen Huaqiang Holdings Ltd. ("SHQ") owns a controlling interest in Wuhu Huaqiang. The Chairman and the President of SHQ are also the Company's Chairman and Chief Executive Officer, respectively.

(c)  Purchases  of  digital  films  and  related  components
------------------------------------------------------------

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

During the years ended December 31, 2005 and 2004, the Company purchased certain components for its products from Hyvision Digital Film Inc. ("Film Inc."), an affiliate of SHQ, having a total value of $1,167,396 and $1,271,084, respectively. The Chief Executive Officer and the Chief Operating Officer of the Company are also directors of Film Inc.

(d)  Sales  to  related  parties
     ----------------------------

During the years ended December 31, 2005 and 2004, the Company sold equipment to Hytech HK for an aggregate price of $ 648,090 and $750,000, respectively.

(e)  Related  party  receivables  and  payables
     ------------------------------------------

As at December 31, 2005 and 2004, the amounts payable and receivable from related parties are summarized as follows:

                                                   2005        2004
                                                ----------  ----------
     Amounts due from:
     -----------------
     Hytech HK (1)                              $ 159,988   $ 400,862
     Shenzhen Huaqiang Industrial
         and Trading Co. Ltd. (2)                   7,791      17,470
     Chunren Xie (3)                                1,500       1,500
     Directors (4)                                 24,442       1,922
     Shenzhen Huaqiang Technology Co., Ltd (5)         --      55,947
                                                ----------  ----------
                                                $ 193,721   $ 477,701
                                                ==========  ==========

                                                   2005        2004
                                                ----------  ----------
     Amounts due to:
     ---------------
     Hytech HK (1)                              $(141,506)  $(350,588)
     Top Link Development Limited (6)            (280,000)   (280,000)
     Dehou Fang (6)                               (20,000)    (20,000)
     Bilibest Industries Ltd (7)                 (336,843)         --
                                                ----------  ----------
                                                $(778,349)  $(650,588)
                                                ==========  ==========

(1) The amount due to Hytech HK represents the payment made on behalf of the Company in respect of its administrative expenses incurred outside the PRC. These amounts are unsecured, non-interest bearing and have no definite term of repayment. The amount due from Hytech HK represents the trade account receivable arising from the sales of the Company's products.

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

(3)  Chunren  Xie  is  a  30%  minority  shareholder  of  Hytech  US.

(4) Amounts due from directors represent cash advances made for business trips and trade fairs.

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

(5) The receivable due from Shenzhen Huaqiang Technology Co., Ltd ("SHT") is the interest receivable on cash deposit placed with the clearing center organized and managed by SHT. The clearing center offers a market interest rate for the Company's cash fixed deposit and allows flexibility with respect to changing deposit terms. SHT is a PRC company that holds 35.54% interest in the Company. SHT is also a 20% shareholder of Film Inc.

(6) The amounts due to Top Link Development Limited ("TLD") and Mr. Dehou Fang represent the amounts loaned to Intsys in 2002 for the acquisition of Hytech US and other administrative expenses of the Company. TLD is the immediate holding company of Top Link and Mr. Dehou Fang is a director of Intsys. These related party loans aggregating $300,000 are unsecured, non-interest bearing and have no definite term of repayment.

(7) The amounts due to Bilibest Industries Limited, an affiliate of SHQ, represent payments made on behalf of the Company for certain administrative expenses incurred outside PRC. These amounts due are unsecured, non-interest bearing and have no definite term of repayment.

(f)  Short-term  loans  arrangement  with  related  parties
-----------------------------------------------------------

See  Note  12.

(g)  Deposits  at  financial  clearing  centers  operated  by  affiliates
-------------------------------------------------------------------------

See  Note  6.


17.  DISPOSAL  OF  HYTECHNOLOGY  LIMITED  -  DISCONTINUED  OPERATIONS

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


18.  IMPAIRMENT  OF  INTANGIBLE  ASSET

In view of the reduced business activities of Hytech US, including the fact that there were no sales contracts secured in 2004 and 2005, the Company conducted a re-evaluation of the intangible assets associated with trademarks registered by Hytech US and the related expected future cash flows. As a result of this evaluation, the Company recorded a full provision for impairment of $170,950 during the year ended December 31, 2005. There was no impairment of intangible assets recorded in 2004.


19.   SEGMENT  REPORTING

The following segment information is presented in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," which requires companies to report selected segment information and to report certain entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenue which were

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

assessed by the management separately. The segment information is based on the management approach adopted in the Company's internal organization and the reported revenue and operating income for the measured segments are based on information provided to the chief operating decision maker for performance review and resources allocation.

Management of the Company monitors the performance of the operations in three segments with respect to the nature of revenue generated from the sales of its products and services, which are divided into three main categories: (1) contract sales of equipment or facilities used in hi-tech amusement centers or theme parks, 3D/4D theaters and the related products; (2) contracts in relation to the design of 4D theater, amusement center, large-size attraction and theme park - newly developed business in 2005; and (3) revenue sharing operations.

Each segment involves different marketing strategies and business techniques as well as different resource allocation. The Company's chief operating decision maker evaluates performance based on EBIT (earnings or loss before interest, taxes, impairment losses, and minority interest). The segments related to contracted sales, design and revenue sharing operations are assessed based on the net income after deducting the relevant direct costs of sales, depreciation expenses, selling, administrative and management costs. Other corporate expenses consist of general administrative expenses that are not directly related to the operations of this segment are classified to corporate.

The following tables summarize revenues and EBIT by segment for the years ended December 31, 2005 and 2004, respectively.

                                                               December 31, 2005
                                                -----------------------------------------------
                                                                         Revenue
                                                Contracted    Design     Sharing
                                                   Sales     Services   Operations     Total
                                                -----------  ---------  ----------  -----------
REVENUE                                         $ 8,058,877  2,223,171     997,342  $11,279,390
                                                -----------  ---------  ----------  -----------

Direct costs of production                        3,846,988    257,919           -    4,104,907
Salaries, wages and related personnel expenses    1,609,348    102,624      93,120    1,805,092
Selling and marketing expenses                      827,030      6,108      65,642      898,780
Depreciation of fixed assets                        189,733     14,243     751,631      955,607
                                                -----------  ---------  ----------  -----------
    Total Operating Expenses                      6,473,099    380,894     910,393    7,764,386
                                                -----------  ---------  ----------  -----------

INCOME FROM OPERATIONS                            1,585,778  1,842,277      86,949    3,515,004

Corporate administrative and other expenses               -          -           -    1,638,440
                                                -----------  ---------  ----------  -----------

EBIT                                                                                  1,876,564

Reconciliation of EBIT to net income:
  Minority interests                                                                    167,562
  Interest (income) expenses, net                                                       143,148
  Income tax expenses                                                                   170,361
  Impairment on trademarks                                                              170,950
                                                                                     -----------

NET INCOME                                                                          $ 1,224,543
                                                                                     ===========

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                              December 31, 2004
                                                -----------------------------------------------
                                                                         Revenue
                                                Contracted    Design     Sharing
                                                   Sales     Services  Operations      Total
                                                -----------  ---------  ----------  -----------
REVENUE                                         $ 8,072,127         -     323,259   $8,395,386
                                                -----------  ---------  ----------  -----------

Direct costs of production                        3,145,532         -           -    3,145,532
Salaries, wages and related personnel expenses    1,529,045         -      33,188    1,562,233
Selling and marketing expenses                      617,224         -      16,163      633,387
Depreciation of fixed assets                        200,565         -     278,652      479,217
                                                -----------  ---------  ----------  -----------
  Total Operating Expenses                        5,492,366         -     328,003    5,820,369
                                                -----------  ---------  ----------  -----------

INCOME (LOSS) FROM OPERATIONS                     2,579,761         -      (4,744)   2,575,017

Corporate administrative and other expenses               -         -           -    1,402,426
                                                -----------  ---------  ----------  -----------

EBIT                                                                                 1,172,591

Reconciliation of EBIT to net income:
  Minority interests                                                                    45,062
  Interest (income) expenses, net                                                      (37,659)
  Income tax expenses                                                                   88,767
                                                                                    -----------
NET INCOME                                                                          $1,076,421
                                                                                    ===========

The following table reconciles each reporting segment's assets to total assets reported on the Company's consolidated balance sheets as of December 31, 2005 and 2004, respectively.

                                2005         2004
                            -----------  -----------
Contracted sales            $ 3,299,046  $ 4,670,115
Revenue sharing operations    5,631,597    2,772,652
Shared assets *              10,766,981   10,100,956
                            -----------  -----------
Total Assets                $19,697,624  $17,543,723
                            ===========  ===========

* Shared assets represent assets that provide benefit to all of the Company's operating segments.
Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.

There were no intersegment revenues generated for the years ended December 31, 2005 and 2004, respectively.


20.  MINORITY  INTERESTS

As of December 31, 2005, the Company's minority interest balance was $4,289,987. It was comprised of the minority shares of effectively controlled subsidiaries, including FDI, Chongqing FTC and Hytech US. As of December 31, 2004, the minority interest balance was $4,122,426, which was comprised of the minority shares of SDCL, Hytech US and FDI, which the Company did not own. As of December 31, 2005, the Company owned a 70% interest in Hytech US, a 94% interest in Chongqing FTC and a 40% interest in FDI.

For the year ended December 31, 2005, the Company recorded the minority interests share of income of $167,562, as compared to the minority interests share of income of $45,062 for the year ended December 31, 2004.

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


21.  COMMITMENTS  AND  CONTINGENCIES

Operating  leases

The following are the approximate minimum lease payments that will have to be made in the years as indicated below based on the operating leases in effect as of December 31, 2005:

                                                   Total
                                                -----------
                         2006                   $   290,665
                         2007                       249,141
                         2008                       174,387
                         2009                       174,386
                         2010                       174,386
                         Thereafter till 2017     1,177,110
                                                -----------
                         Minimum lease payment  $ 2,240,075
                                                ===========

The total rental expenses incurred for the years ended December 31, 2005 and 2004 were $339,356 and $330,379, respectively.

Capital  expenditures

At December 31, 2005 and 2004, the Company's commitments for capital expenditures were approximately $6,200,000 and $3,800,000, respectively. This commitment relates to costs to acquire machinery and equipment which are used in the Company's revenue sharing operations.

Legal  proceedings

The Company is periodically subject to various pending and threatened legal actions which arise in the normal course of business. The Company's management believes that the impact of any such litigation will not have a material adverse impact on the Company's financial position or results of operations.


22.  MAJOR  CUSTOMERS  AND  CONCENTRATIONS  OF  CREDIT  RISK

Three customers accounted for approximately 15.3%, 11.9% and 10.4% of sales for the year ended December 31, 2005 as compared to approximately 18.4%, 17.8% and 14.2% for the year ended December 31, 2004. As of December 31, 2005, approximately 85.0% (2004: 80%) of accounts receivable were from trade transactions with four customers, of which one customer accounted for approximately 37.2% (2004: 33%) of the accounts receivable balance.

The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, deposits at affiliates financial clearing centers and accounts receivable from customers. Cash and cash equivalents as well as the deposits at affiliates financial clearing centers are mainly maintained with major banks in the PRC. The Company periodically performs credit analysis and monitors that financial condition of its customers at the subsidiary level in order to ensure collections and minimize credit risk.

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

23.  CURRENT  VULNERABILITY  DUE  TO  CERTAIN  CONCENTRATIONS

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

The Company's operating assets and primary sources of income and cash flows are concentrated with its interest in subsidiaries and associated company in the PRC. The PRC economy has, for many years, been a centrally-regulated economy, operating on the basis of annual, five-year and ten-year state plans adopted by central PRC governmental authorities, which set out national production and development targets. The PRC government has been pursuing economic reforms since it first adopted its "open-door" policy in 1978. There is no assurance that the PRC government will continue to pursue economic reforms or that there will not be any significant change in its economic or other policies, particularly in the event of any change in the political leadership of, or the political, economic or social conditions in, the PRC. There is also no assurance that the Company will not be adversely affected by any such change in governmental policies or any unfavorable change in the political, economic or social conditions, the laws or regulations, or the rate or method of taxation in the PRC.

As many of the economic reforms which have been or are being implemented by the PRC government are unprecedented or experimental, they may be subject to adjustment or refinement, which may have adverse effects on the Company. Further, through state plans and other economic and fiscal measures, it remains possible for the PRC government to exert significant influence on the PRC economy.


24.  SUBSEQUENT  EVENTS

Material  contracts  with  related  party

On January 24, 2006, the Company's indirect wholly-owned subsidiary, Shenzhen Digitainment Co., Ltd. ("SDCL") entered into an Equipment Sale Contract (the "Sale Contract") and an Equipment Installation Contract (the "Installation Contract") with Wuhu City Huaqiang Tour City Development Co., Ltd. ("Wuhu Huaqiang"). Pursuant to the Sale Contract, Wuhu Huaqiang will purchase from SDCL 22 sets of amusement attractions/equipment (the "Equipment") for use in a specific theme park to be built in the City of Wuhu, Anhui Province, China. The consideration for the Equipment is RMB 126,730,000 (approximately US$15,650,000) (the "Sale Price"), plus a right to receive 8% of the theme park's Distributable Income for a period of 15 years from commencement of theme park operations. "Distributable Income" means the theme park's Gross Revenue, less certain limited expenses (including sales tax and the purchase cost of souvenirs, beverages, foods and other commodities sold in the theme park). Wuhu Huaqiang is obligated to make an initial deposit of approximately 6% of the Sale Price (approximately US$938,000) within one month of the effective date of the Sale Contract. The balance of the Sale Price is payable in five separate installments to be made through May 30, 2007. Under the Sale Contract, Wuhu Huaqiang has guaranteed that the 8% revenue share from the theme park's aggregate Distributable Income during such 15-year period shall in no case be less than RMB 50,000,000 (approximately US$6,170,000).

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

The Installation Contract provides for the installation of the Equipment at the theme park by SDCL. Total consideration for the installation service is RMB 10,000,000 (approximately US$1,230,000) payable in five equal installments beginning one month after the signing of the Installation Contract and ending 10 days after completion of the installation services. The installation services are scheduled to be completed by July 18, 2007.

Management believes that these arrangements with Wuhu Huaqiang will be advantageous to the Company and that its participation in the large-size theme park business will enhance its reputation in the industry with a minimum investment. Both the Sale and Installation Contracts were reviewed and approved by the Company's Audit Committee and Board of Directors.

Wuhu Huaqiang is a joint venture company incorporated in the City of Wuhu and owned 75% by Shenzhen Huaqiang Holdings Ltd. ("SHQ"), a related party of the Company. The Chairman and the President of SHQ are also the Chairman and the CEO of the Company, respectively. Neither the Chairman nor the CEO participated in the discussion regarding or eventual Board approval of the Sale and Installation Contract.