Form 10QSB
period 2006-03-31
FANTATECH INC
filed 2006-05-15
CIK 925663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006


       |_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                         Commission file number: 0-24374


                                 FANTATECH, INC.
          -----------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                                   62-1690722
    -------------------------------                 ----------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                 Identification Number)

  Suite 1801A, Tower 1, China Hong Kong City, Tsimshatsui, Kowloon, Hong Kong
          -----------------------------------------------------------
                    (Address of principal executive offices)

                                (852) 2302 1636
          -----------------------------------------------------------
                          (Issuer's telephone number)


          -----------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of May 15, 2006, the Company had 30,096,117 shares of common stock issued and outstanding.

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act)            [ ]  Yes  [X]  No

Transitional  Small  Business  Disclosure  Format:      [ ]  Yes  [X]  No

Documents  Incorporated  by  Reference:  None.

                              FANTATECH, INC. AND SUBSIDIARIES

                                        FORM 10-QSB

                                           Index


Part I - Financial Information
Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets - March 31, 2006 (Unaudited) and
                December 31, 2005

            Condensed Consolidated Statements of Operations (Unaudited) -Three Months
                Ended March 31, 2006 and 2005

            Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) -
                Three Months Ended March 31, 2006 and 2005

            Condensed Consolidated Statements of Cash Flows (Unaudited) - Three Months
                Ended March 31, 2006 and 2005

            Notes to Condensed Consolidated Financial Statements (Unaudited) - Three Months
                Ended March 31, 2006

Item 2.     Management's Discussion and Analysis or Plan of Operation

Item 3.     Controls and Procedures

            Part II - Other Information

Item 1.     Legal Proceedings

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.     Defaults Upon Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits

Signatures

                                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------------------------------------

                                        FANTATECH, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           March 31, 2006   December 31, 2005
                                                                          ----------------  ------------------
ASSETS                                                                       (Unadited)
Current assets
  Cash and cash equivalents                                               $        443,585  $        2,365,921
  Deposit at an affiliate's financial clearing center                                    -             321,728
  Guaranteed trust fund deposit                                                      9,190               9,330
  Trade receivables, net of allowance for doubtful accounts                      1,281,153           1,939,434
  Related party receivables                                                         54,435             193,721
  Inventories                                                                    3,196,705           3,037,087
  Cost and estimated earnings in excess of
    billings on uncompleted contracts                                              938,371             722,526
  Deposits and prepayments                                                       2,747,708           1,607,725
  Other receivables                                                                349,656             243,176
                                                                          ----------------  ------------------
Total current assets                                                             9,020,803          10,440,648

Interest in an associated company, accounted for using the equity method                 -              18,587
Property, plant and equipment, net                                               7,723,449           6,661,869
Construction in progress                                                         2,938,447           2,576,520
                                                                          ----------------  ------------------
Total assets                                                              $     19,682,699  $       19,697,624
                                                                          ================  ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term bank loans                                                   $      2,494,699  $        2,478,315
  Accounts payable                                                               1,044,715           1,585,030
  Accrued liabilities and other payables                                           625,903           1,155,197
  Related party payables                                                         2,012,162             778,349
  Billings in excess of cost and estimated earnings
    on uncompleted contracts                                                       680,133             608,104
  Deposits received                                                              1,873,232           1,811,743
                                                                          ----------------  ------------------

Total current liabilities                                                        8,730,844           8,416,738

Minority interests                                                               4,318,461           4,289,988
                                                                          ----------------  ------------------
Total liabilities                                                               13,049,305          12,706,726
                                                                          ----------------  ------------------

Commitments and contingencies

Stockholders' equity
  Preferred stock; $0.001 par value; 10,000,000 shares
    authorized; shares issued and outstanding - none                                     -                   -
  Common stock; $0.001 par value; 100,000,000 shares
    authorized, 30,096,117 shares issued and outstanding                            30,096              30,096
  Additional paid-in capital                                                     4,587,190           4,587,190
  Retained earnings                                                              1,629,847           1,915,800
  Reserve funds                                                                    145,347             145,347
  Accumulated other comprehensive income                                           240,914             312,465
                                                                          ----------------  ------------------
Stockholders' equity                                                             6,633,394           6,990,898
                                                                          ----------------  ------------------
Total liabilities and stockholders' equity                                $     19,682,699  $       19,697,624
                                                                          ================  ==================

The accompanying notes are an integral part of these consolidated financial statements.

                             FANTATECH, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                 Three Months Ended    Three Months Ended
                                                   March 31, 2006        March 31, 2005
                                                --------------------  --------------------
REVENUE :                                       $                     $
  Contracted sales                                          692,872               458,350
  Design service                                                  -                     -
  Revenue sharing operations                                326,714               216,116
                                                --------------------  --------------------
TOTAL REVENUE                                             1,019,586               674,466
                                                --------------------  --------------------

COST OF REVENUE:
  Cost of sales                                             535,394               332,772
  Cost of design service                                          -                     -
  Cost of revenue sharing operations                        313,907               181,490
                                                --------------------  --------------------
TOTAL COST OF REVENUE                                       849,301               514,262
                                                --------------------  --------------------

GROSS PROFIT                                                170,285               160,204
                                                --------------------  --------------------

OPERATING EXPENSES:
  Selling and marketing                                     220,584               189,402
  General and administrative                                322,048               345,250
  Loss on disposal of fixed assets                            1,286                     -
                                                --------------------  --------------------
TOTAL OPERATING EXPENSES                                    543,918               534,652
                                                --------------------  --------------------

LOSS FROM OPERATIONS                                       (373,633)             (374,448)

OTHER INCOME (EXPENSES)
  Interest expense                                          (34,591)              (32,308)
  Other income                                               18,098                15,222
  Interest income                                             2,014                 3,986
  Foreign exchange loss                                      (1,560)                    -
                                                --------------------  --------------------

LOSS BEFORE INCOME TAX, MINORITY INTERESTS
  AND EQUITY IN LOSS OF AN ASSOCIATED COMPANY              (389,672)             (387,548)

MINORITY INTERESTS                                         (122,636)               13,405

INCOME TAX                                                      262                    33
                                                --------------------  --------------------

LOSS BEFORE EQUITY IN LOSS OF AN ASSOCIATED
  COMPANY                                                  (267,298)             (400,986)

EQUITY IN LOSS OF AN ASSOCIATED COMPANY                     (18,657)                    -
                                                --------------------  --------------------

NET LOSS                                        $          (285,955)  $          (400,986)
                                                ====================  ====================

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC AND DILUTED                                      30,096,117            30,096,117
                                                ====================  ====================

LOSS PER COMMON SHARE
  - BASIC AND DILUTED                           $             (0.01)  $             (0.01)
                                                --------------------  --------------------

The accompanying notes are an integral part of these consolidated financial statements.

                            FANTATECH, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

                                                         Three Months Ended March 31,
                                                           2006               2005
                                                     -----------------  ----------------
Net loss                                             $       (285,955)  $      (400,986)

Other comprehensive income:
  foreign currency translation gains                          240,914                 -
                                                     -----------------  ----------------

Comprehensive loss                                            (45,041)         (400,986)
                                                     =================  ================

The accompanying notes are an integral part of these consolidated financial statements.

                                          FANTATECH, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    Three Months Ended March 31,
                                                                                       2006               2005
                                                                                 -----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                                 (285,955)         (400,986)

Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation expense                                                                    337,664           238,418
  Provision for doubtful accounts                                                           5,845            17,347
  Loss on disposal of fixed assets                                                          1,286                 -
  Foreign exchange loss                                                                     1,560                 -
  Minority interests                                                                     (122,636)           13,405
  Equity in loss of an associated company                                                  18,657                 -
Change in operating assets and liabilities:
  (Increase) decrease in --
  Guaranteed unit trust fund                                                                  140            (9,160)
  Trade receivables                                                                       652,436           279,370
  Related party receivables                                                               139,286           255,167
  Inventories                                                                            (159,618)          (56,334)
  Costs and estimated earnings in excess of billings on uncompleted contracts            (215,845)          404,493
  Deposits and prepayments                                                             (1,139,983)           (9,725)
  Other receivables                                                                      (106,480)         (220,550)
  (Decrease) increase in --
  Accounts payable, accrued liabilities and other payables                             (1,069,610)          264,827
  Related party payables                                                                1,233,813          (218,912)
  Billings in excess of costs and estimated earnings on uncompleted contracts              72,029          (197,295)
  Deposits received                                                                        61,489            43,289
                                                                                 -----------------  ----------------
Net cash provided by operating activities                                                (575,922)          403,354
                                                                                 -----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment                                            (1,355,264)       (2,278,385)
  Deposit at an affiliate's financial clearing center                                     321,728         2,020,561
  Increase in construction in progress                                                   (361,927)          (99,789)
                                                                                 -----------------  ----------------
Net cash used in investing activities                                                  (1,395,463)         (357,613)
                                                                                 -----------------  ----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                    49,049                 -
                                                                                 -----------------  ----------------

NET (DECREASE) INCREASE IN CASH                                                        (1,922,336)           45,741

Cash and cash equivalents, at beginning of period                                       2,365,921            65,794
                                                                                 -----------------  ----------------
Cash and cash equivalents, at end of period                                      $        443,585   $       111,535
                                                                                 =================  ================

Supplementary disclosures of cash flow information:
  Interest paid                                                                  $         34,701   $        32,308
                                                                                 =================  ================

  Tax paid                                                                       $        422,353   $        12,679
                                                                                 =================  ================

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

  Nil

The accompanying notes are an integral part of these consolidated financial statements.

                        FANTATECH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED MARCH 31, 2006 AND 2005

1.   ORGANIZATION  AND  PRINCIPAL  ACTIVITIES

Fantatech, Inc., formerly Lucas Educational Systems, Inc. (hereinafter referred to as the "Company", which term shall include, when the context so requires, its subsidiaries and affiliates) was incorporated in the Delaware in 1996. During November 2002, the Company acquired all of the issued and outstanding shares of Intsys Share Limited ("Intsys") in a reverse acquisition. The Company is engaged in the design, manufacturing, sale and operation of hi-tech entertainment and amusement attractions for group audiences including simulation attractions and equipment, 3D/4D theatres, indoor entertainment centers ("FunPlex") and outdoor theme parks. The Company's operations are located in the People's Republic of China (the "PRC" or "China"). The Company's wholly owned subsidiaries include Intsys, Shenzhen Digitainment Co., Ltd. ("SDCL"), Chongqing FantaWild FunPlex Tour Co. Ltd. ("Chongqing FTC") and Megabase Investment Limited ("Megabase"). In addition, the Company's majority controlled companies include Hytechnology Inc. ("Hytech US") and Fantatech Development Inc. ("FDI").

In August 2003, SDCL, Shenzhen Huaqiang Industry Company Limited ("SHICL") and Shenzhen Huaqiang Venture Capital Company Limited ("SHVCCL") incorporated FDI. Each of SDCL and SHICL hold a 40% equity interest in FDI with the remaining 20% equity interest held by SHVCCL. FDI is engaged in the sales and marketing of the products of SDCL in China and assists SDCL with soliciting contracts for the development of hi-tech entertainment and amusement centers and theme parks. Subsequent to its formation, SHVCCL assigned all of its management and control rights in FDI to SDCL. SHICL and SHVCCL are affiliates of Shenzhen Huaqiang Holdings Limited ("SHQ"). The Chairman and the President of SHQ are also the Chairman and the Chief Executive Officer ("CEO") of the Company.

In June 2005, the Company resolved to set up two management companies in the cities of Chongqing and Tianjin in China, in order to manage the operations of the theme park in Chongqing and the large-size attraction "Dino-Rampage" in the Tianjin FunPlex, respectively. These management companies are intended to facilitate the operations of the aforesaid large-size revenue sharing operations and will be budgeted to operate at a break-even level. In late August 2005, Chongqing FTC, with registered capital of approximately $620,000, which is owned 90% by SDCL and 10% by FDI, formally commenced its operations of assisting and coordinating the establishment of the Chongqing Theme Park. In late November 2005, Tianjin Longqiao FantaWild Kepu Ltd. ("Tianjin LFK"), with registered capital of approximately $37,000, which is owned 50% by FDI and 50% by Tianjin Longqiao Property Development Co. Ltd. ("Longqiao PDL"), a third party local partner, formally commenced its operations. There are seven members of the Board of Directors of Tianjin LFK, to which FDI has appointed two directors.

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

The interim unaudited condensed consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005, in the opinion of the management of the Company, reflect all adjustments of normal and recurring nature, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures are adequate to make the information presented herein not misleading. Accordingly, these unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. The results of operations for the interim periods presented are not necessarily comparable to or indicative of the results of any other interim period or to be expected for the entire year ending December 31, 2006.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting period. Actual results could differ from those estimates. Significant estimates made by management are, among others, those related to costs and estimated earnings in excess of billings on uncompleted contracts, billings in excess of costs and estimated earnings on uncompleted contracts, and the allowance for doubtful accounts. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION - All of the Company's production and most of its business operations are located in China and are conducted in Renminbi ("RMB"), which is the official currency of China. The Company's Chinese subsidiaries maintain their financial records and the statutory financial statements in RMB. Revenue and expenditures denominated in currencies other than RMB are translated into RMB at the prevailing exchange rate when recognized and recorded in the PRC financial records. Monetary assets and liabilities denominated in other currencies are also translated into and recorded in RMB at the balances sheet date. Any transaction gain or loss is charged to the statement of operations of the PRC subsidiaries in the period in which such gain or loss occurs. The PRC accounts denominated in RMB are then translated into USD, the reporting currency of the Company, using the exchange rate prevailing at the balance sheet date for consolidation and presentation.

On July 21, 2005, the People's Bank of China ("PBC") announced that the RMB would no longer be tied directly to the United States Dollar ("USD") but against a 'basket' of foreign currencies under a managed floating exchange rate regime, and the new official parity exchange rate of USD to RMB was set at US 1.00 to RMB 8.11 (previously, US1.00 to RMB 8.3), to be allowed to float within a band of +-0.3 percent around the central parity rate as published by the PBC daily. The Company recorded and adjusted its exchange rate applicable to the translation of financial information in accordance with the announced change as of the effective date. Accordingly, as of March 31, 2006, the Chinese financial statements were translated from RMB to USD at the new prevailing exchange rate. For assets and liabilities (other than equity and reserves) translation, the published closing exchange rate of US 1.00 to RMB 8.02 was applied, while for revenues, expenses, gains and losses, the weighted average rate of US 1.00 to RMB 8.04 was used for translation. The resulting translation gains or losses were recorded as a separate component of stockholders' equity.

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

The Company's other subsidiaries in the US and British Virgin Islands ("BVI") adopted USD as their functional currency. Transactions denominated in currencies other than the functional currency of these subsidiaries are converted into their functional currency at the prevailing exchange rates at the date of transaction or settlement.

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

CHANGE  IN  METHOD  OF  ACCOUNTING  FOR  INVENTORY VALUATION FOR LOW VALUE ITEMS

On January 1, 2006, the Company elected to change accounting method for low value inventory/stock (i.e. small parts, bolt and nut and consumables) to the weighted average method, whereas in all prior years inventory was valued using the first-in, first-out ("FIFO") method. The new method of accounting for low inventory/stock was adopted to enhance operation efficiency and resource utilization. The numerous species of low value items only constitute a small portion of the overall product costs. Management believes that maintenance of such low value inventory with the FIFO method has reduced the warehouse operation efficiency as well as resource utilization in relation to inventory control.

In addition, based on the fast inventory turnover and stable unit price of such low value inventory, the difference between the two methods would not be material. Therefore, the new accounting method of weighted average is preferable to the FIFO method in relation to low value inventory.

Based on the estimated average price change within different categories of low value stock, the adoption of the accounting principle would reduce the net income for the year ended December 31, 2005 by $4,293 or 0.35%, while reducing the net loss for the three months ended March 31, 2005 $352 or 0.09%. Potential effect of adopting new accounting principle would reduce the inventory and retained earnings as of December 31, 2005 by $4,293. Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS No. 154") demands a retrospective application but the Company did not do that because of immateriality.

The new accounting principle, affecting only low value stock, was adopted by management and approved by the Audit Committee.


3.  DEPOSIT  AT  AN  AFFILIATE'S  FINANCIAL  CLEARING  CENTER

Cash on deposit at the financial clearing center ("FCC") operated by an affiliate as at March 31, 2006 and December 31, 2005 is summarized as follows:

                                        March 31, 2006   December 31, 2005

                                        ---------------  ------------------
Financial clearing center operated by:
  Shenzhen Huaqiang Holdings Limited    $             -  $          321,728
                                        ===============  ==================

The Company's Chinese subsidiaries are members of the financial clearing center ("FCC") operated by Shenzhen Huaqiang Technology Co., Ltd. ("SHT"), a significant shareholder (35.53%) of the Company, and Shenzhen Huaqiang Holdings Co. Limited ("SHQ"). The role of each of SHT and SHQ is mainly a coordinator to the financial arrangement of its members. The Company has cash on deposit at the FCC. As of March 31, 2005, the Company has reclassified the presentation of cash on deposit at financial clearing centers from cash and cash equivalents to a separate category on its statement of cash flow entitled deposits at affiliate's financial clearing centers. The reclassification had no impact on the Company's working capital resources.

A FCC resembles an internal bank which accepts deposits from and grants loans to its members at the prevailing market rate of interest. A FCC also obtains loans from external commercial banks and then in turn sub-lends to its members in order to meet their working capital requirements with less complicated application procedures and no attendant financial charges. The cash deposits at the FCC can be withdrawn any time without any restrictions, except that the respective FCC can collect directly from the Company's account any overdue loan principal and accrued interest in case the Company is in default in its repayment obligations.


4.   INVENTORY

Inventory  at  March  31,  2006 and December 31, 2005 are summarized as follows:

                                 March 31, 2006   December 31, 2005
                                  (Unaudited)
                                ----------------  ------------------
     Raw Materials              $      1,657,512  $        1,766,203
     Work-in-process                   1,425,499           1,140,725
     Finished Goods                      113,694             130,159
                                ----------------  ------------------
                                $      3,196,705  $        3,037,087
                                ================  ==================

5.   COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts as of March 31, 2006 and December 31, 2005 are summarized as follows:

                                                     March 31, 2006    December 31, 2005
                                                      (Unaudited)
                                                    ----------------  -------------------
Cumulative costs incurred on uncompleted contracts  $    13,115,089   $       12,127,482

Cumulative estimated earnings to date                     2,952,214            2,808,758
                                                    ----------------  -------------------
                                                         16,067,303           14,936,240

Less: Billings to date                                  (15,809,065)         (14,821,818)
                                                    ----------------  -------------------
                                                    $       258,238   $          114,422
                                                    ================  ===================

Included in the accompanying balance sheets under the following captions are the following:

                                            March 31, 2006    December 31, 2005
                                             (Unaudited)
                                           ----------------  -------------------
Costs and estimated earnings in excess
  of billings on uncompleted contracts     $       938,371   $          722,526
Billings in excess of costs and estimated
  earnings on uncompleted contracts               (680,133)            (608,104)
                                           ----------------  -------------------
                                           $       258,238   $          114,422
                                           ================  ===================

6.   PROPERTY,  PLANT  AND  EQUIPMENT

Property, plant, and equipment as at March 31, 2006 and December 31, 2005 consisted of the following:

                                                  March 31, 2006    December 31, 2005
                                                   (Unaudited)
                                                 ----------------  -------------------
Leasehold improvements                           $       459,403   $          441,465
Plant and machinery                                      560,570              528,648
Furniture and fixtures                                   112,402              110,829
Equipment for revenue sharing operations               7,687,926            6,330,547
Computers and equipment                                1,046,434            1,059,747
Motor vehicles                                           287,228              285,462
                                                 ----------------  -------------------
                                                      10,153,963            8,756,698

Less: Acumulated depreciation and amortization
(net of write off on disposal)                        (2,430,514)          (2,094,829)
                                                 ----------------  -------------------
                                                 $     7,723,449   $        6,661,869
                                                 ================  ===================

Depreciation expense was $337,664 and $238,418 for the three months ended March 31, 2006 and 2005, respectively.


7.   INTEREST  IN  AN  ASSOCIATED  COMPANY

The investment consists of the Company's 50% equity interest in Tianjin Longqiao FantaWild Kepu Ltd. ("Tianjin LFK"), which is held by FDI, (a 40% owned but effectively controlled associated company). Tianjin LFK was established in November 2005 to manage the Tianjin FunPlex entertainment center which commenced its formal operation in February 2006. Although Tianjin LFK is budgeted to operate at a break-even level annually, actual profitability, especially on an interim basis and at the initial stage of operation in particular, is subject to substantial variability. The Company has no contractual obligation for any losses incurred by Tianjin LFK.

The condensed unaudited statements of operations of Tianjin LFK for the three months ended March 31, 2006 are as follows:

                                                   Three months ended
                                                     March 31, 2006
                                                  --------------------
     Net sales                                    $           182,470
                                                  ====================
     Net loss                                                (185,400)
                                                  ====================
     The Company's share of net loss                          (18,657)
                                                  ====================
     Loss in excess of investment (unrecognized)              (74,043)
                                                  ====================

Reconciliation  of  the  investment  in  Tianjin  LFK  is  as  follow:

                                                      Interest in an
                                                    associated company
                                                   --------------------
     As at January 1, 2006                         $            18,587
     Effect of exchange rate change on investment                   70
     Equity in loss of an associated company                   (18,657)
                                                   --------------------
                                                                     -
                                                   ====================

Based on the agreement with Tianjin Longqiao Property Development Co. Ltd. ("Longqiao PDL"), the local venture partner of the Tianjin FunPlex, revenue income from the FunPlex will be shared equally between the Company and Longqiao PDL net of the rental and administrative expenses of the FunPlex. For the three months ended March 31, 2006, the Company recorded no income from the Tianjin FunPlex due to the loss incurred by Tianjin LFK.


8.   STOCK  BASED  COMPENSATION

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

Pro forma Disclosure - The fair value of stock options granted by the Company has been estimated on the grant date using the Black-Scholes option-pricing model. Had such stock options been accounted for pursuant to SFAS No. 123, the effect on the Company's results of operations and earnings per common share would have been as follow:

                                           Three months ended March 31,
                                        ----------------------------------
                                              2006              2005
                                        ----------------  ----------------
Net loss - as reported                  $      (285,955)  $      (400,986)
Compensation expense for stock options
Based on fair value, net of taxes                    --           (69,047)
                                        ----------------  ----------------
Net loss - pro forma                    $      (285,955)  $      (470,033)
                                        ================  ================
Net loss per share - Basic and diluted
  As reported                           $         (0.01)  $         (0.01)
                                        ================  ================
Pro forma                               $         (0.01)  $         (0.01)
                                        ================  ================

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


9.   EARNINGS  PER  SHARE

On January 6, 2004, the Company granted stock options to purchase 2,000,000 shares common stock to certain officers and key employees of the Company at an exercise price of $1.00 per share. None of the outstanding stock options are exercisable prior to January 7, 2007. All of the Company's outstanding options were cancelled effective from October 10, 2005. As at March 31, 2006 and 2005, there were nil and 2,000,000 stock options issued and outstanding, respectively.

These stock options were not considered to be potentially dilutive securities, and were not included in the calculation of loss per share for the three months ended March 31, 2005 because the Company incurred losses during the period and thus their effect would have been anti-dilutive. As no option is outstanding as of March 31, 2006, basic and diluted EPS is the same for all periods presented.


10.  RELATED  PARTY  TRANSACTIONS  AND  ARRANGEMENTS

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

During the three months ended March 31, 2006 and 2005, SDCL sold its products to FDI for an aggregate price of $nil and $296,051, respectively, for resale to end customers. During the three months ended March 31, 2006 and 2005, FDI collected for SDCL a total of $83,947 and $68,148, respectively, of the net revenue shared from the revenue sharing centers operated for SDCL.

(b)  Contracts  with  related  party
     -------------------------------

On January 24, 2006, SDCL entered into an Equipment Sale Contract (the "Sale Contract") and an Equipment Installation Contract (the "Installation Contract") with Wuhu Huaqiang Tour City Development Co., Ltd. ("Wuhu Huaqiang"). Pursuant to the Sale Contract, Wuhu Huaqiang will purchase from SDCL 22 sets of amusement attractions/equipment (the "Equipment") for use in a specific theme park to be built in the City of Wuhu, Anhui Province, China. The consideration for the Equipment is RMB 126,730,000 (approximately US$15,650,000) (the "Sale Price"), plus a right to receive 8% of the theme park's Distributable Income for a period of 15 years from commencement of theme park operations. "Distributable Income" means the theme park's Gross Revenue, less certain limited expenses (including sales tax and the purchase cost of souvenirs, beverages, foods and other commodities sold in the theme park). Wuhu Huaqiang has made an initial deposit of approximately 6% of the Sale Price (approximately US$938,000) within one month of the effective date of the Sale Contract. The balance of the Sale Price is payable in five separate installments to be made through May 30, 2007. Under the Sale Contract, Wuhu Huaqiang has guaranteed that the 8% revenue share from the theme park's aggregate Distributable Income during such 15-year period shall in no case be less than RMB 50,000,000 (approximately US$6,170,000).

The Installation Contract provides for the installation of the Equipment at the theme park by SDCL. Total consideration for the installation service is RMB 10,000,000 (approximately US$1,230,000) payable in five equal installments beginning one month after the signing of the Installation Contract and ending 10 days after completion of the installation services. The installation services are scheduled tobe completed by July 18, 2007.

Management believes that these arrangements with Wuhu Huaqiang will be advantageous to the Company and that its participation in the large-size theme park business will enhance its reputation in the industry with a minimum investment. Both the Sale and Installation Contracts were reviewed and approved by the Company's Audit Committee and Board of Directors.

Wuhu Huaqiang is a joint venture company incorporated in the City of Wuhu and controlled 75% by SHQ, a related party of the Company. The Chairman and the President of SHQ are also the Chairman and the Chief Executive Officer ("CEO") of the Company, respectively. Neither the Chairman nor the CEO participated in the discussion regarding or eventual Board approval of the Sale and Installation Contract. The CEO and the Chief Operating Officer ("COO") of the Company are also each directors of Wuhu Huaqiang.

(c)  Purchases  of  digital  films  and  related  components
     -------------------------------------------------------

During the three months ended March 31, 2006 and 2005, the Company purchased certain components for its products from Hyvision Digital Film Inc. ("Hyvision"), an affiliate of SHQ, having a total value of $373,134 and $72,289, respectively. The CEO and COO of the Company are also each directors of Hyvision. SHT, a significant shareholder of the Company, has a 20% equity interest in Hyvision.

(d)  Sales  to  related  parties
     ---------------------------

During the three months ended March 31, 2006 and 2005, the Company sold equipment to Hytechnology Limited ("Hytech HK") for an aggregate price of $10,500 and $100,000, respectively. Hytech HK is beneficially owned by Top Link Development Limited, a company controlled by SHQ.

(e)  Related  party  receivables  and  payables
     ------------------------------------------

As at March 31, 2006 and December 31, 2005, the amounts payable and receivable from related parties are summarized as follows:

                                   March 31,2006    December 31, 2005
                                  ---------------  -------------------
Amounts due from:
-----------------
Hytech HK (1)                     $       12,098   $          159,988
Shenzhen Huaqiang Industrial
  and Trading Co. Ltd. (2)                 7,843                7,791
Chunren Xie (3)                            1,500                1,500
Directors (4)                             28,949               24,442
Wuhu Huaqiang Tour City
Development Co. Ltd.  (5)                  4,045                    -
                                  ---------------  -------------------
                                  $       54,435   $          193,721
                                  ===============  ===================

Amounts due to:
---------------
Hytech HK (1)                     $     (144,531)  $         (141,506)
Top Link Development Limited (6)        (280,000)            (280,000)
Dehou Fang (6)                           (20,000)             (20,000)
Bilibest Industries Ltd (7)             (370,176)            (336,843)
Wuhu Huaqiang Tour City
  Development Co. Ltd. (5)            (1,197,455)                   -
                                  ---------------  -------------------
                                  $   (2,012,162)  $         (778,349)
                                  ===============  ===================

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

(5)  The  amount  due  to  Wuhu  Huaqiang  Tour City Development Co. Ltd. ("Wuhu
     Huaqiang") was the deposits paid to the Company in respect of the Sale Contract and Installation Contract as stated in (b) above. The amount due from Wuhu Huaqiang represented the balance of advance payment made by the Company related to a study tour on theme parks organized for the senior management of Wuhu Huaqiang.

(6) The amounts due to Top Link Development Limited ("TLD") and Mr. Dehou Fang represent the amounts loaned to Intsys in 2002 for the acquisition of Hytech US and other administrative expenses of the Company. TLD is controlled by SHQ and Mr. Dehou Fang is a director of Intsys. These related party loans aggregating $300,000 are unsecured, non-interest bearing and have no definite term of repayment.

(7) The amounts due to Bilibest Industries Limited, an affiliate of SHQ, represent payments made on behalf of the Company for certain administrative expenses incurred outside China. These amounts due are unsecured, non-interest bearing and have no definite term of repayment.


(f)  Deposits  at  financial  clearing  centers  operated  by  affiliates
     --------------------------------------------------------------------

See  Note  3.


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

Management of the Company monitors the performance of the operations in three segments with respect to the nature of revenue generated from the sales of its products and services, which are divided into three main categories: (1) contract sales of equipment or facilities used in hi-tech amusement centers or theme parks, 3D/4D theaters and the related products; (2) contracts in relation to the design of 4D theater, amusement center, large-size attraction and theme park - newly developed business in 2005; and (3) revenue sharing operations. During the three months ended March 31, 2006 and 2005, there was no revenue recorded from segment in relation to the design services.

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

The following tables summarize revenues and EBIT by segment for the three months ended March 31, 2006 and 2005.

                                                                March 31, 2006
                                                --------------------------------------------------
                                                                           Revenue
                                                 Contracted    Design      Sharing
                                                   Sales      Services    Operations      Total
                                                ------------  ---------  ------------  -----------
REVENUE                                         $   692,872   $       -  $   326,714   $1,019,586
                                                ------------  ---------  ------------  -----------
Direct costs of production                          508,243           -            -      508,243
Salaries, wages and related personnel expenses      101,583           -       54,528      156,111
Selling and marketing expenses                      114,953           -       20,400      135,353
Depreciation of fixed assets                          2,990           -      267,188      270,178
                                                ------------  ---------  ------------  -----------
  Total Operating Expenses                          727,769           -      342,116    1,069,885
                                                ------------  ---------  ------------  -----------

LOSS FROM OPERATIONS                                (34,897)          -      (15,402)     (50,299)

Corporate administrative and other expenses               -           -            -      306,796
                                                ------------  ---------  ------------  -----------

EBIT                                                                                     (357,095)

Reconciliation of EBIT to net loss:
  Minority interests                                                                     (122,636)
  Interest (income) expenses, net                                                          32,577
  Income tax expenses                                                                         262
  Equity in loss of an associated company                                                  18,657
                                                                                       -----------
NET LOSS                                                                                 (285,955)
                                                                                       ===========

                                                                 March 31, 2005
                                                ------------------------------------------------
                                                                           Revenue
                                                 Contracted    Design      Sharing
                                                   Sales      Services   Operations     Total
                                                ------------  ---------  -----------  ----------
REVENUE                                         $   458,350   $       -  $   216,116  $ 674,466
                                                ------------  ---------  -----------  ----------
Direct costs of production                          197,304           -            -    197,304
Salaries, wages and related personnel expenses      154,144           -       18,554    172,698
Selling and marketing expenses                      130,518           -       22,173    152,691
Depreciation of fixed assets                         14,785           -      166,187    180,972
                                                ------------  ---------  -----------  ----------
  Total Operating Expenses                          496,750           -      206,914    703,664
                                                ------------  ---------  -----------  ----------

LOSS FROM OPERATIONS                                (38,400)          -        9,202    (29,198)

Corporate administrative and other expenses               -           -            -    330,028
                                                ------------  ---------  -----------  ----------

EBIT                                                                                   (359,226)

Reconciliation of EBIT to net loss:
  Minority interests                                                                     13,405
  Interest (income) expenses, net                                                        28,322
  Income tax expenses                                                                        33
  Equity in loss of an associated company                                                     -
                                                                                      ----------
NET LOSS                                                                              $(400,986)
                                                                                      ==========

The following table reconciles each reporting segment's assets to total assets reported on the Company's consolidated balance sheets as of March 31, 2006 and December 31, 2005, respectively.

                            March 31, 2006   December 31, 2005
                            ---------------  ------------------
Contracted sales            $     4,773,377  $        3,299,046
Revenue sharing operations        6,669,080           5,631,597
Shared assets *                   8,240,242          10,766,981
                            ---------------  ------------------
Total Assets                $    19,682,699  $       19,697,624
                            ===============  ==================

* Shared assets represent assets that provide benefit to all of the Company's operating segments.
Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.

There were no intersegment revenues generated for the three months ended March 31, 2006 and 2005, respectively.


12.  MINORITY  INTERESTS

As of March 31, 2006, the Company's minority interest balance was $4,318,461. It was comprised of the minority shares of effectively controlled subsidiaries, including FDI, Chongqing FTC and Hytech US. As of March 31, 2005, the minority interest balance was $4,135,831, which was comprised of the minority shares of Hytech US and FDI, which the Company did not own. As of March 31, 2006, the Company owned a 70% interest in Hytech US, a 94% interest in Chongqing FTC and a 40% interest in FDI.

For the three months ended March 31, 2006, the Company recorded the minority interests share of loss of $122,636, as compared to the minority interests share of income of $13,405 for the three months ended March 31, 2005.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Cautionary  Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities  Litigation  Reform  Act  of  1995:

This Quarterly Report on Form 10-QSB for the three months ended March 31, 2006 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words "believes", "expects", "anticipates", "intends", "plans", "may", "will" or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements may include, among others, statements concerning the Company's expectations regarding its business, growth prospects, sales trends, gross margin trends, operating costs, the availability of funds to finance capital expenditures and operations, facility expansion plans, competition, operating results and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the three months ended March 31, 2006 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures of concerning the Company and its business made elsewhere in this Quarterly Report on Form 10-QSB for the three months ended March 31, 2006, as well as other public reports filed with the United States Securities and Exchange Commission. Investors should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. Except as required by applicable law or regulation, the Company undertakes no obligation to update or revise any forward-looking statement contained in this Quarterly Report on Form 10-QSB for the three months ended March 31, 2006, whether as a result of new information, future events or otherwise.

OVERVIEW

Fantatech, Inc., (the "Company"), through its subsidiaries and affiliates, is engaged in the design, development, manufacturing, sale of hi-tech entertainment and amusement products and the related operations, including 4D theaters, indoor entertainment centers ("FunPlex"), large size outdoor attractions and theme parks, each which are designed and manufactured to provide virtual reality and simulation entertainment. The Company's technical team is experienced in the design and manufacturing of comprehensive, integrated, computerized entertainment products.

The Company both manufactures and sells hi-tech amusement equipment for its proprietary FantaWild FunPlexes, FantaWild 4D Theaters, large-size attractions and FantaWild Theme Parks. The Company also operates these attractions through revenue-sharing operating arrangements. The Company is becoming increasingly involved in the development of theme parks since, in the opinion of management, there are attractive growth opportunities for such ventures in the Chinese market. The Company provides its products to customers both directly and through local partners in revenue-sharing operations.

Most of the Company's customers are located in China, and sales to such customers are generally on an open account basis with a deposit collected in advance. The Company purchases raw materials and certain components from various suppliers located in China. The Company has not encountered any significant difficulties in obtaining the required raw materials and it does not rely on one or more suppliers that cannot be easily replaced.

As for revenue-sharing operations, the Company supplies the equipment for each of its 4D theaters, FunPlex indoor entertainment centers, large size outdoor attractions and theme parks (each, a

"Revenue-Sharing Center") through cooperation agreements with local venture partners in different Chinese cities. The Company selects appropriate partners and sells them a portion of the amusement equipment and machines required to set up a Revenue-Sharing Center. The Company generally provides the balance of the amusement and entertainment equipment required for the Revenue-Sharing Center to its local venture partners in exchange for approximately 30% to 50% share of its gross revenue. The local partners are responsible for operating, promoting, and providing suitable venues for the Revenue-Sharing Centers. In general, the amount of equipment required to be purchased by a local venture partner is calculated such that the Company's gross margin on the purchased equipment covers its internal cost for the balance of the required equipment. The Company also considers the credibility of the local partner and the costs associated with the operating venues. The Revenue-Sharing Centers therefore require only a minimal cash investment on the part of the Company, related primarily to the provision of maintenance services after commencement of the Revenue-Sharing Center operations. With respect to 4D theaters, the Company generally contributes all of the equipment necessary for the theaters while the local partner provides suitable venues. The Company retains all title to the equipment it provides to the Revenue-Sharing Centers (except for equipment purchased by the venture partner) and may repossess and relocate such equipment if its local venture partners cannot fulfill their obligations under the cooperation agreements. The Revenue-Sharing Center arrangements generally have terms of five to ten years, which are approximately the estimated useful life of the equipment involved.

During the three months ended March 31, 2006, one FunPlex indoor entertainment center and one 4D theatre commenced operations in the cities of Tianjin and Changchun, respectively. As at March 31, 2006, there were a total of twenty-one Revenue-Sharing Centers (thirteen FunPlex centers and eight 4D theaters) operating in different Chinese cities (including, in addition to the cities as mentioned above, the cities of Langfang, Taiyuan, Nanning, Yantai, Chifeng, Shenyang, Zhongshan, Nanjing, Huaian, Zhuhai, Changzhi, Beijing, Dalian, Datong, Wuhan, Hangzhou, Guangzhou and Dongguan). The first 4D Ride Dino-Rampage attraction built by the Company commenced its operation in the Beijing FunPlex amusement center in November 2004. The large-size Dino Rampage attraction in the Tianjin FunPlex was completed in December 2005, and commenced its operation in February 2006. As of March 31, 2006, the Company has materially completed the building of a theme park with ten large size attractions in the city of Chongqing, in which the Company has a revenue-sharing interest. The Chongqing theme park commenced operations in late April 2006. A Floating Sphere 4D theatre, "Sky Trailer", in Beijing was put into operation in late April 2006.

During the three months ended March 31, 2006, the Company commenced construction of two large-sized theme parks located in the cities of Wuhu and Shantou, respectively. The Company expects to complete the theme park located in the city of Shantou by the end of 2006, while the Wuhu Theme Park is scheduled to be completed by the middle of 2007.

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

For the three months ended March 31, 2005, the Chinese financial statements were translated from RMB to USD at a single exchange rate of US 1.00 to RMB 8.3 since the exchange rate remained fixed during such periods. As of December 31, 2005, the Chinese financial statements were translated from RMB to USD at the new prevailing closing exchange rate of US 1.00 to RMB 8.07. For the three months ended March 31, 2006, the Chinese financial statements were translated from RMB to USD at the new prevailing closing exchange rate. For the translation of assets and liabilities (other than equity and reserves), the published closing exchange rate of US 1.00 to RMB
8.02 was applied, while for revenues, expenses, gains and losses, the weighted average rate of US 1.00 to RMB 8.04 for the period was used. The resulting translation gains or losses were recorded as a separate component of stockholders' equity.

CRITICAL  ACCOUNTING  POLICIES:

The discussion and analysis of the Company's financial condition and results of operations is based upon the Company's unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made, including those related to revenue and cost recognition, inventories, income taxes and impairment of assets. Management bases their estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's unaudited condensed consolidated financial statements.

Revenue  and  cost  recognition:
--------------------------------

The Company principally derives its revenue from (1) the sale of entertainment and amusement products, (2) long-term contracts related to designing and manufacturing and assembling of 4-D screen system, simulation amusement equipment, large-size attractions, and theme parks and (3) admission fees generated from revenue sharing operations.

Revenue  is  recognized  when  the  following  four  criteria  are  met:

1)   persuasive  evidence  of  an  arrangement  exists,
2)   delivery  has  occurred  or  services  have  been  rendered,
3)   the  price  is  fixed,  and
4)   collectibility  is  reasonably  assured.

(1)  Sale  of  entertainment  and  amusement  products

Revenue from the sale of entertainment and amusement products is recognized when the products are delivered to the customers, installed and tested. Revenue is adjusted for any reduction in sales due to change in product specifications or sales discounts offered to the customers.

(2)  Long-term  construction  contract  revenue  and  costs

Long-term contract revenues and costs are recognized as revenue and expenses in the statement of operations by reference to the stage of completion of a contract (i.e. the percentage of completion method) when the outcome of the contract can be estimated reliably. The stage of completion of a contract is determined based on the proportion of costs incurred at the balance sheet date compared to total estimated costs. A loss on a contract is recognized as an expense immediately when it is probable that total contract costs will exceed total contract revenue.

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

(3)  Revenue  generated  from  revenue  sharing  operations

Income is recognized based on the agreed percentage of revenue when the revenue from Revenue-Sharing Centers becomes due and receivable. The Company recorded $326,714 and $216,116 in revenue from its Revenue-Sharing Centers for the three months ended March 31, 2006 and 2005, respectively.

Asset  Impairment:
------------------

The Company reviews its long-lived assets, including the production facilities and the amusement and entertainment equipment used in the Revenue-Sharing Centers, as well as identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based upon undiscounted cash flows expected to be generated by such assets over their expected useful lives. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the three months ended March 31, 2006 and 2005, no impairment charge was recorded.

Changein  Methodof  Accountingfor  Inventory  Valuationfor  Low  Value  Items
-----------------------------------------------------------------------------

On January 1, 2006, the Company elected to change accounting method for low value inventory/stock (i.e. small parts, bolt and nut and consumables) to the weighted average method, whereas in all prior years inventory was valued using the first-in, first-out ("FIFO") method. Management believes that the adoption of new accounting principle will enhance operation efficiency and resource utilization. Therefore, the new accounting method of weighted average is preferable to the FIFO method in relation to low value inventory.

Based on the estimated average price change within different categories of low value stock, the adoption of the accounting principle would reduce the net income for the year ended December 31, 2005 by $4,293 or 0.35%, while reducing the net loss for the three months ended March 31, 2005 $352 or 0.09%. Potential effect of adopting new accounting principle would reduce the inventory and retained earnings as of December 31, 2005 by $4,293. SFAS No. 154 demands a retrospective application but the Company did not do that because of immateriality.


CONSOLIDATED RESULTS OF OPERATIONS

Three months ended March 31, 2006 and 2005:

The unaudited condensed consolidated statements of operations for the three months ended March 31, 2005 have been adjusted in order to provide comparison for segment performance. This adjustment had no effect on the operating results for the period presented.

REVENUE

For the three months ended March 31, 2006, net sales were $1,019,586 as compared to net sales of $674,466 for the three months ended March 31, 2005. Approximately 32.0% and 32.0% of the net sales during the three months ended March 31, 2006 and 2005, respectively, were from the revenues generated from the revenue sharing operations.

During the three months ended March 31, 2006, net contracted sales increased by $234,522 or 51.2% to $692,872, as compared to $458,350 for the three months ended March 31, 2005. This was primarily due to the increase in revenue recognized from the contract for the development of the Chongqing Theme Park. In view of the Company's current sales contracts, especially in relation to the theme parks in Wuhu and Shantou, respectively, and the gradual completion of the these projects, the Company expects that the revenue to be recognized as net contracted sales will increase during the remainder of 2006.

During the three months ended March 31, 2006, the Company recorded revenues from its Revenue-Sharing Centers totaling $326,714 as compared to $216,116 for the three months ended March 31, 2005, representing an increase of $110,598 or 51.2%. The increase was mainly attributable to the increased numbers of FunPlex amusement centers (from ten to thirteen) and 4D theaters (from two to eight) as at March 31, 2006, as compared to the number of Revenue-Sharing Centers as at March 31, 2005. With the scheduled opening of the theme park in Chongqing in late April 2006, the Company anticipates that revenue from Revenue-Sharing Centers will continue to increase.

GROSS  PROFIT

For the three months ended March 31, 2006, total gross profit was $170,285 or 16.7% of total net sales, as compared to total gross profit of $160,204 or 23.8% of total net sales for the three months ended March 31, 2005. Net of the revenue from the Revenue-Sharing Centers, gross profit margin decreased by 4.7% due to difference in contract profitability. It is anticipated that due to the contracted lower profit margin from the Equipment Sale Contract related to the Wuhu Theme Park, the gross profit may suffer a declining pressure during the construction period. The Company, however, has obtained the right to receive 8% of the theme park's Distributable Income for a period of 15 years from commencement of theme park operation. (See Note 10 (b) to the Condensed Consolidated Financial Statements)

Cost of revenue in relation to contracted sales mainly consisted of raw materials, electronic parts, factory consumables, sub-contracting charges and related supplies purchased for fabrication and assembling of the amusement equipment, factory rent, workers wages and salaries, and the depreciation of production facilities. Costs to revenue-sharing operations included depreciation for the fixed assets used in the operations, maintenance costs, salaries for engineers, and the associated traveling and lodging expenses.

During the three months ended March 31, 2006, total gross profit from Revenue-Sharing Centers was $12,807 or 3.9% of the total segment revenues, as compared to total gross profit of $34,626 or 16.0% of the total segment revenues for the three months ended March 31, 2005. The decrease in gross profit margin was attributable to the decrease in revenue from some of the Centers despite the increase in the number of Revenue-Sharing Centers. As most of the Revenue-Sharing Centers are relatively new and have been operating for less than two years (about half of the Revenue-Sharing Centers have been operated for less than one year), these centers are still subject to fluctuation in the numbers of patrons visit and thus admission revenue, especially for those Revenue-Sharing Centers located in the newly developed business district which in turn are subject to temporary lower-than-normal flow of shoppers and patrons. The local partners of the Revenue-Sharing Centers are adjusting and fine-tuning continuously the promotional and marketing strategies in order to stimulate and maintain the local demand for the respective amusement Revenue-Sharing Centers.

In addition, since November 2005, the operation of the FunPlex center in Dongguan was temporarily suspended due to the local partner's failure to secure a valid license from the local cultural department. It is estimated that the approval process may require approximately nine months. In the meantime, the Company has taken possession of certain high value equipment from FunPlex for immediate use in other sales or cooperation contracts, while the depreciation for the remaining equipment in the FunPlex continued and was charged to costs.

The Company anticipates that the gross profit from Revenue-Sharing Centers will improve gradually with more efficient management and operations of the existing FunPlex amusement centers due to economies of scale and increased experience. In view of the gradual opening of various theme parks located in Chongqing, Shantou and Wuhu scheduled in 2006 and 2007, the Company anticipates that the revenue from theme park operations will eventually increase due to their relative large-size operation.

SELLING  AND  MARKETING  EXPENSES

Selling and marketing expenses increased by $31,182 or 16.5% to $220,584 for the three months ended March 31, 2006, as compared to $189,402 for the three months ended March 31, 2005. This was primarily due to the increase in marketing, promotional, sales representative offices and exhibition related expenses in 2006, as a result of expanded operations. The Company plans to continue its marketing and promotional efforts in order increase its business in China and also in overseas markets.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

General and administrative expenses ("G&A Expenses") consist of the management office operating costs of SDCL, FDI, Hytech US, Chongqing FTC and the costs associated with the operation of the Company's executive offices, and the legal and accounting costs associated with the operation of a public company. For the three months ended March 31, 2006, G&A Expenses decreased slightly by $23,202 or 6.7% to $322,048 as compared to the G&A Expenses of $345,250 for the three months ended March 31, 2005.

LOSS  FROM  OPERATIONS

Loss from operations for the three months ended March 31, 2006 decreased by $815 to $373,633, as compared to the loss from operations of $374,448 for the three months ended March 31, 2005. The slight decrease in operating loss was primarily attributable to the slight increase in gross profit and decrease in G&A Expenses offset by the increase in selling and marketing expenses during the three months ended March 31, 2006.

OTHER  INCOME  (EXPENSE)

For the three months ended March 31, 2006, the Company recorded interest income of $2,014 as compared to $3,986 for the three months ended March 31, 2005, due primarily to the decrease in the average bank deposit balance in 2006 as a result of the increase in resources allocated to projects under construction and Revenue-Sharing Centers.

For the three months ended March 31, 2006, interest expense was $34,591 as compared to $32,308 for the three months ended March 31, 2005.

Other income was $18,098 for the three months ended March 31, 2006 as compared to other income of $15,222 for the three months ended March 31, 2005.

MINORITY  INTERESTS

During the three months ended March 31, 2006, the Company recorded the minority interests' share of loss of $122,636, as compared to the minority interests'
share  of  income  of  $13,405  for the three months ended March 31, 2005. As of
March  31,  2006,  the  minority  interests  represented  effectively  the  60%
shareholding  in  FDI,  30%  in  Hytech  US  and  6%  in  Chongqing  FTC.

INCOME  TAX  EXPENSE

The Company is subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which each entity is domiciled. Fantatech Inc. and Hytech US are both Delaware corporations and are subject to the corporation income taxes of the United States of America. Intsys and Megabase are not liable for income taxes in BVI. The Company's Chinese subsidiaries
(SDCL) and associates (FDI) located in the City of Shenzhen are subject to Enterprise Income Tax ("EIT") in China at a rate of 15% on net income, while Chongqing FTC is subject to an EIT rate of 33%. Based on the local tax rules in Shenzhen, SDCL was entitled to a tax holiday for the first two years of its operations (years 1999 and 2000) and a 50% reduction of the rate for the third through eighth years (years 2001 to 2006) of operations due to its high technology content of businesses. The provision for taxes on earnings of the Chinese subsidiaries, calculated based on the prevailing accounting standards in China, for the three months ended March 31, 2006 and 2005 were $262 and $33, respectively.

EQUITY  LOSS  RELATED  TO  AN  ASSOCIATED  COMPANY

For the three months ended March 31, 2006, the Company recorded a $18,657 loss reflecting the Company's share of the net loss incurred by Tianjin LFK (limited to the total amount of investment) during the three months ended March 31, 2006. (See Note 7 to the Condensed Consolidated Financial Statements.)

NET  LOSS

The Company recorded a net loss of $285,955 for the three months ended March 31, 2006 as compared to a net loss of $400,986 for the three months ended March 31, 2005. The reduction in net losses sustained is primarily the result of the increase in the share of losses by minority interests, offset partially by the increase in the equity loss of an associated company.


FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

General
-------

The Company anticipates that, based on current plans and assumptions relating to its existing operations, its projected cash flow from operations, combined with cash on hand, bank lines of credit, and other external credit sources, and the credit facilities provided by affiliates or related parties, its financial resources are sufficient to support the Company's working capital requirements for its planned operations for the next twelve months, although there may be temporary lower level of working capital occurred during the course of its business. Depending on the future rate of growth, the Company may seek additional capital in the future to support its expansion in operations.

In view of the continue growth of it's operations, the Company will continue its efforts in arranging additional external short term bank loans for its working capital requirements. The Company is also monitoring the process of invoicing its customers for project progress payments in order to reduce the carrying amounts of work in progress and the costs incurred in excess of billings on uncompleted contracts. Based on management's evaluation of the Company's short-term cash requirements and liquidity resources, management anticipates that the pressure on the Company's cash flows will not be substantial for the next twelve months. In addition, the projected progress payment related to the sale of equipment to the theme parks in Wuhu and Shantou, respectively, should provide a stable source of working capital for the Company during the remainder of 2006.

Operations
----------

During the three months ended March 31, 2006, the Company's operations used cash resources of $575,922, as compared to the net cash provided by operating activities of $403,354 for the three months ended March 31, 2005. During the three months ended March 31, 2006, the Company's cash balance decreased by $1,922,336, to $443,585 at March 31, 2006, as compared to $2,365,921 at December
31, 2005. Taking into account the cash deposited at affiliates' financial clearing centers ("FCCs") (defined in Note 3 to the Condensed Consolidated Financial Statements) the Company's total cash balance decreased by $2,244,064 to $443,585 at March 31, 2006, as compared to $2,687,649 at December 31, 2005.
During the three months ended March 31, 2006, the Company's net working capital decreased by $1,733,951, to $289,959 at March 31, 2006, as compared to $2,023,910 at December 31, 2005, and the Company had a current ratio of 1.03:1 at March 31, 2006, as compared to 1.24:1 at December 31, 2005, representing a decrease in total current assets relative to the total current liabilities during the three months ended March 31, 2006.

The decrease in the Company's net working capital was due primarily to the Company's continuing investment in fixed assets for Revenue Sharing Centers, including 4D theaters, FunPlex centers and theme parks. During the three months ended March 31, 2006, the Company recorded an increase in fixed assets of approximately $1,300,000 for revenue sharing operations, which largely accounted for the decrease in current assets and net working capital, and in turn affected the Company's current ratio as of March 31, 2006.

The Company has tightened its criteria with respect to partner selection for establishment of additional revenue sharing operations in order to make sure it has sufficient resources to administer its current revenue sharing centers and to complete the contracts on hand, in particular, the contracts related to the two theme parks in Wuhu and in Shantou. Potential partners without self-owned commercial property at a prime city location for the cooperation venue will not be considered. This is to avoid the possible disputes that may arise between the local partner and the landlord, which may cause the Company to relocate its equipment to other suitable sites. With the scheduled commencement of the theme park in Chongqing in late April 2006 and the Shantou theme park by the end of 2006, together with the revenue generated from the contracts on hand as well as revenue sharing centers, the Company expects that it's net working capital will gradually improved in 2006 and thereafter.

Trade receivables, net of allowance for doubtful debts, decreased by $658,281 or 33.9% to $1,281,153 at March 31, 2006, as compared to $1,939,434 at December 31,
2005, which was attributable to the repayment by customers of outstanding amounts and the difference in timing of invoicing in the normal course of business. The Company provided a general allowance for doubtful debts of $37,872 and $32,027 as at March 31, 2006 and December 31, 2005, respectively.

As of March 31, 2006, costs and estimated earnings in excess of billings on uncompleted contracts increased by $215,845 or 29.9% to $938,371, as compared to $722,526 at December 31, 2005, which was attributable to the increase in resources utilized in the manufacturing of the equipment for the theme park in Chongqing. The billings in excess of costs and estimated earnings increased by $72,029 or 11.8% to $680,133 at March 31, 2006, as compared to $608,104 at
December  31,  2005.

Deposits and prepayments made by the Company increased by $1,139,983 or 70.9% to $2,747,708 at March 31, 2006, as compared to $1,607,725 at December 31, 2005, due to the increase in materials and sub-contracts involved for projects under construction.

During the three months ended March 31, 2006, the total amount of accounts payable, accrued liabilities and other payables decreased by $1,069,609 or 39.0% to an aggregate of $1,670,618, as compared to $2,740,227 at December 31, 2005, which was due primarily to the decrease in accrued amounts related to tax and salaries.

The amounts receivable from related parties decreased by $139,286 or 71.9% to $54,435 at March 31, 2006, as compared to $193,721 at December 31, 2005 due primarily to the repayment of a trade receivable by Hytech HK. The amount payable to related parties increased by $1,223,813 or 158.5% to $2,012,162 at March 31, 2006, as compared to $778,349 at December 31, 2005, which was mainly attributable to the deposit received from Wuhu Huaqiang regarding its purchase of equipment for the theme park in Wuhu.

Investing
---------

For the three months ended March 31, 2006, the Company's investment activities used cash resources of $1,395,463, as compared to $357,613 cash used in investment activities for the three months ended March 31, 2005.

Additions to property, plant and equipment during the three months ended March 31, 2006 aggregated $1,355,264, of which $1,315,725 was for investment in the Company's Revenue-Sharing Centers. In addition, there was an increase in construction in progress of $361,927 or 12.3% at March 31, 2006 to $2,938,447 as compared to $2,576,520 at December 31, 2005 as the Company has devoted more resources to the new Revenue-Sharing Centers. At March 31, 2006, the Company had capital expenditure requirements of approximately $6,200,000 in order to complete the contracts on hand for the coming six to nine months. The Company believes that it will be able to fund expected capital expenditures through internal cash flow and external resources.

Financing
---------

During the three months ended March 31, 2006, short-term bank loan increased by $16,384 to $2,494,699, as compared to $2,478,315 as of December 31, 2005, which was purely due to the effect of exchange rate change. The Loan is unsecured and accrues interest at a rate of 5.58% per annum. The short-term bank loan was guaranteed by SHQ.

As at March 31, 2006 and December 31, 2005, the Company maintained cash deposits of $0 and $321,728 at the FCCs operated by SHT and SHQ, respectively. The cash deposits at the FCCs can be withdrawn any time without any restrictions.

As at March 31, 2006 and December 31, 2005, the Company had no off-balance sheet arrangements.


ITEM 3.  CONTROLS  AND  PROCEDURES

(a)  Evaluation  of  Disclosure  Controls  and  Procedures

Members of the Company's management, including its principal executive and financial officers, have evaluated the effectiveness of the Company's disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of March 31, 2006, the end of the period covered by this report. Based upon that evaluation, the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures are effective.

(b)  Changes  in  Internal  Controls

There were no changes in the Company's internal control over or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarterly period ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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




                                                     FANTATECH, INC.
                                                     ---------------

(Registrant)


Date:  May  12,  2006                            By: /s/ GUANGWEI LIANG
                                                     ------------------
                                                     Guangwei  Liang
                                                     Chief Executive Officer


Date:  May  12,  2006                            By: /s/ GARY LUI
                                                     ------------------
                                                     Gary  Lui
                                                     Chief Financial Officer

                                Index to Exhibits


Exhibit
 Number   Description of Document
--------  -----------------------
3.1(i)    Certificate of Incorporation, as amended (1)
3.1(ii )  Bylaws of Registrant (2)
10.1      Equipment  Sale  Contract  dated  January 24,  2006,  by and  between  Shenzhen
          Digitainment Co., Ltd.  and Wuhu City  Huaqiang Tour  City Development Co., Ltd.(3)
10.2      Equipment Installation Contract dated January 24, 2006, by and between Shenzhen
          Digitainment Co., Ltd.  and Wuhu City  Huaqiang Tour  City Development Co., Ltd. (3)
18.1      Letter on change in accounting principles dated May 12, 2006 issued by the Company's independent accountant.
31.1      Certification of the Chief Executive Officer pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002
31.2      Certification of the Chief Financial Officer pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002
32.1      Certification by the Chief Executive Officer pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002
32.2      Certification by the Chief Financial Officer pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002

(1) Incorporated by Reference from Company's report on Schedule 14C on December 30, 2002.

(2) Incorporated by Reference from Company's Annual Report on Form 10KSB for the year ended March 31, 1999.

(3) Filed as an Exhibit to the Company's Current Report on Form 8-K filed January 25, 2006.