Form 10QSB
period 2006-06-30
FANTATECH INC
filed 2006-08-14
CIK 925663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006


       |_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                        Commission file number: 0-24374


                                FANTATECH, INC.
    -----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                   62-1690722
-----------------------------------           -----------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                 Identification Number)

  Suite 1801A, Tower 1, China Hong Kong City, Tsimshatsui, Kowloon, Hong Kong
  ---------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (852) 2302 1636
                -----------------------------------------------
                           (Issuer's telephone number)

     -----------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 [X] Yes    [ ] No

As of July 31, 2006, the Company had 30,096,117 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 [ ] Yes    [X] No

Transitional  Small Business Disclosure Format:          [ ] Yes    [X] No

                        FANTATECH, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                                      Index


Part  I  -  Financial  Information                                                         Page

Item 1.     Financial Statements                                                             3
            Condensed Consolidated Balance Sheets - June 30, 2006 (Unaudited) and
                December 31, 2005                                                            3
            Condensed Consolidated Statements of Operations (Unaudited) -Three Months
                and Six Months Ended June 30, 2006 and 2005                                  4
            Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) -
                Three Months and Six Months Ended June 30, 2006 and 2005                     6
            Condensed Consolidated Statements of Cash Flows (Unaudited) - Six Months
            Ended June 30, 2006 and 2005                                                     7
                Notes to Condensed Consolidated Financial Statements (Unaudited) -
            Three Months and Six Months Ended June 30, 2006 and 2005                         8

Item 2.     Management's Discussion and Analysis or Plan of Operation                       21

Item 3.     Controls and Procedures                                                         33

Part II - Other Information

Item 1.     Legal Proceedings                                                               34

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds                     34

Item 3.     Defaults upon Senior Securities                                                 34

Item 4.     Submission of Matters to a Vote of Security Holders                             34

Item 5.     Other Information                                                               34

Item 6.     Exhibits                                                                        34

Signatures                                                                                  35

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
-------------------------------------------------------------------------------------------------------------

                        FANTATECH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          June 30, 2006    December 31, 2005
                                                                         ---------------  -------------------
                                      ASSETS                                 (Unaudited)        (Audited)
Current assets
  Cash and cash equivalents                                               $    1,925,654  $         2,365,921
  Deposit at an affiliate's financial clearing center                              7,019              321,728
  Guaranteed trust fund deposit                                                    9,150                9,330
  Trade receivables, net of allowance for doubtful accounts                    1,031,691            1,939,434
  Related party receivables                                                       92,466              193,721
  Inventories                                                                  3,357,053            3,037,087
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                            921,515              722,526
  Deposits and prepayments                                                     1,103,489            1,607,725
  Other receivables                                                              302,322              243,176
                                                                         ---------------  -------------------

Total current assets                                                           8,750,359           10,440,648

Interest in an associated company, accounted for using the equity method               -               18,587
Property, plant and equipment, net                                            14,394,275            6,661,869
Construction in progress                                                         130,724            2,576,520
                                                                         ---------------  -------------------

Total assets                                                              $   23,275,358  $        19,697,624
                                                                         ===============  ===================
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term bank loans                                                   $    2,500,000  $         2,478,315
  Accounts payable                                                               583,423            1,585,030
  Accrued liabilities and other payables                                       2,451,960            1,155,197
  Related party payables                                                       2,135,209              778,349
  Billings in excess of cost and estimated earnings
    on uncompleted contracts                                                     317,716              608,104
  Deposits received                                                            4,046,913            1,811,743
                                                                         ---------------  -------------------

Total current liabilities                                                     12,035,221            8,416,738

Minority interests                                                             4,243,451            4,289,988
                                                                         ---------------  -------------------

Total liabilities                                                             16,278,672           12,706,726
                                                                         ---------------  -------------------

Commitments and contingencies

Stockholders' equity
  Preferred stock; $0.001 par value; 10,000,000 shares
    authorized; shares issued and outstanding - none                                   -                    -
  Common stock; $0.001 par value; 100,000,000 shares
    authorized, 30,096,117 shares issued and outstanding                          30,096               30,096
  Additional paid-in capital                                                   4,587,190            4,587,190
  Retained earnings                                                            1,975,425            1,915,800
  Reserve funds                                                                  145,347              145,347
  Accumulated other comprehensive income                                         258,628              312,465
                                                                         ---------------  -------------------

Stockholders' equity                                                           6,996,686            6,990,898
                                                                         ---------------  -------------------

Total liabilities and stockholders' equity                                $   23,275,358  $        19,697,624
                                                                         ===============  ===================

The accompanying notes are an integral part of these consolidated financial statements.

                                FANTATECH, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       Three Months Ended    Three Months Ended
                                                         June 30, 2006         June 30, 2005
                                                      --------------------  --------------------
REVENUE :                                             $                     $
  Contracted sales                                              1,294,535             2,332,517
  Design services                                                       -                     -
  Revenue sharing operations                                    1,164,334               242,826
                                                      --------------------  --------------------
TOTAL REVENUE                                                   2,458,869             2,575,343
                                                      --------------------  --------------------

COST OF REVENUE:
  Cost of sales                                                   869,789             1,701,548
  Cost of design service                                                -                     -
  Cost of revenue sharing operations                              738,412               213,538
                                                      --------------------  --------------------
TOTAL COST OF REVENUE                                           1,608,201             1,915,086
                                                      --------------------  --------------------

GROSS PROFIT                                                      850,668               660,257
                                                      --------------------  --------------------

OPERATING EXPENSES:
  Selling and marketing                                           341,472               212,011
  General and administrative                                      330,895               538,166
  Impairment of trademarks                                              -               170,950
  Loss on disposal of property, plant and equipment                   858                     -
                                                      --------------------  --------------------
TOTAL OPERATING EXPENSES                                          673,225               921,127
                                                      --------------------  --------------------

INCOME (LOSS) FROM OPERATIONS                                     177,443              (260,870)

OTHER INCOME (EXPENSES)
  Interest expense                                                (35,251)              (33,025)
  Other income                                                    150,361                13,978
  Interest income                                                   2,596                     -
  Foreign exchange loss                                              (295)                    -
                                                      --------------------  --------------------

INCOME (LOSS) BEFORE INCOME TAX, MINORITY INTERESTS
  AND EQUITY IN LOSS OF AN ASSOCIATED COMPANY                     294,854              (279,917)

MINORITY INTERESTS                                                (84,041)              (81,672)

INCOME TAX                                                         33,315                     -
                                                      --------------------  --------------------

INCOME (LOSS) BEFORE EQUITY IN LOSS OF AN
  ASSOCIATED COMPANY                                              345,580              (198,245)

EQUITY IN LOSS OF AN ASSOCIATED COMPANY                                 -                     -
                                                      --------------------  --------------------

NET INCOME (LOSS)                                     $           345,580   $          (198,245)
                                                      ====================  ====================

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC AND DILUTED                                            30,096,117            30,096,117
                                                      ====================  ====================

INCOME (LOSS) PER COMMON SHARE
  - BASIC AND DILUTED                                 $              0.01   $             (0.01)
                                                      ====================  ====================

The accompanying notes are an integral part of these consolidated financial statements.

                              FANTATECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       Six Months Ended    Six Months Ended
                                                        June 30, 2006       June 30, 2005
                                                      ------------------  ------------------
REVENUE :                                             $                   $
  Contracted sales                                            1,987,407           2,790,867
  Design services                                                     -                   -
  Revenue sharing operations                                  1,491,048             458,942
                                                      ------------------  ------------------
TOTAL REVENUE                                                 3,478,455           3,249,809
                                                      ------------------  ------------------

COST OF REVENUE:
  Cost of sales                                               1,405,183           2,034,320
  Cost of design service                                              -                   -
  Cost of revenue sharing operations                          1,052,319             395,028
                                                      ------------------  ------------------
TOTAL COST OF REVENUE                                         2,457,502           2,429,348
                                                      ------------------  ------------------

GROSS PROFIT                                                  1,020,953             820,461
                                                      ------------------  ------------------

OPERATING EXPENSES:
  Selling and marketing                                         562,056             401,413
  General and administrative                                    652,943             883,416
  Impairment of trademarks                                            -             170,950
  Loss on disposal of property, plant and equipment               2,144                   -
                                                      ------------------  ------------------
TOTAL OPERATING EXPENSES                                      1,217,143           1,455,779
                                                      ------------------  ------------------

LOSS FROM OPERATIONS                                           (196,190)           (635,318)

OTHER INCOME (EXPENSES)
  Interest expense                                              (69,842)            (65,333)
  Other income                                                  168,459              29,915
  Interest income                                                 4,610               3,271
  Foreign exchange loss                                          (1,855)                  -
                                                      ------------------  ------------------

LOSS BEFORE INCOME TAX, MINORITY INTERESTS
  AND EQUITY IN LOSS OF AN ASSOCIATED COMPANY                   (94,818)           (667,465)

MINORITY INTERESTS                                             (206,677)            (68,267)

INCOME TAX                                                       33,577                  33
                                                      ------------------  ------------------

INCOME (LOSS) BEFORE EQUITY IN LOSS OF AN
  ASSOCIATED COMPANY                                             78,282            (599,231)

EQUITY IN LOSS OF AN ASSOCIATED COMPANY                         (18,657)                  -
                                                      ------------------  ------------------

NET INCOME (LOSS)                                     $          59,625   $        (599,231)
                                                      ==================  ==================

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC AND DILUTED                                          30,096,117          30,096,117
                                                      ==================  ==================

INCOME (LOSS) PER COMMON SHARE
   - BASIC AND DILUTED                                $            0.00   $           (0.02)
                                                      ==================  ==================

The accompanying notes are an integral part of these consolidated financial statements.

                                         FANTATECH, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

                                               Three Months Ended June 30,         Six Months Ended June 30,
                                                 2006              2005              2006              2005
                                            ---------------  ----------------  ----------------  ----------------
Net income (loss)                           $       345,580  $      (198,245)  $        59,625   $      (599,231)

Other comprehensive income:
  foreign currency translation gain (loss)           17,714                -           (53,837)                -
                                            ---------------  ----------------  ----------------  ----------------

Comprehensive income (loss)                 $       363,294  $      (198,245)  $         5,788   $      (599,231)
                                            ===============  ================  ================  ================

The accompanying notes are an integral part of these consolidated financial statements.

                                       FANTATECH, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   Six Months Ended June 30,
                                                                                     2006            2005
                                                                                --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                               $      59,625   $    (599,231)

Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
  Depreciation expense                                                                798,420         505,045
  Impairment of trademarks                                                                  -         170,950
  Provision for doubtful accounts                                                      14,106          95,021
  Loss on disposal of property, plant and equipment                                     2,144               -
  Foreign exchange loss                                                                 1,855               -
  Minority interests                                                                 (206,677)        (68,267)
  Equity in loss of an associated company                                              18,657               -
Change in operating assets and liabilities:
  (Increase) decrease in --
  Guaranteed unit trust fund                                                              180          (9,330)
  Trade receivables                                                                   893,637          94,843
  Bills receivable                                                                          -         554,217
  Related party receivables                                                           101,255         415,405
  Inventories                                                                        (319,966)       (848,846)
  Costs and estimated earnings in excess of billings on uncompleted contracts        (198,989)       (761,301)
  Deposits and prepayments                                                            504,236        (241,029)
  Other receivables                                                                   (59,146)       (297,447)
  (Decrease) increase in --
  Accounts payable, accrued liabilities and other payables                            295,156         611,250
  Related party payables                                                            1,356,860         (10,987)
  Billings in excess of costs and estimated earnings on uncompleted contracts        (290,388)       (576,905)
  Deposits received                                                                 2,235,170        (120,373)
                                                                                --------------  --------------
Net cash provided by (used in) operating activities                                 5,206,135      (1,086,985)
                                                                                --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment                                        (8,472,614)     (2,181,348)
  Deposit at an affiliate's financial clearing center                                 314,709       3,721,496
  Decrease (increase) in construction in progress                                   2,445,796        (351,483)
                                                                                --------------  --------------
Net cash (used in) provided by investing activities                                (5,712,109)      1,188,665
                                                                                --------------  --------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                65,707               -
                                                                                --------------  --------------

NET (DECREASE) INCREASE IN CASH                                                      (440,267)        101,680

Cash and cash equivalents, at beginning of period                                   2,365,921          65,794
                                                                                --------------  --------------
Cash and cash equivalents, at end of period                                     $   1,925,654   $     167,474
                                                                                ==============  ==============

Supplementary disclosures of cash flow information:
  Interest paid                                                                 $      70,262   $      65,333
                                                                                ==============  ==============

  Tax paid                                                                      $     194,120   $      56,181
                                                                                ==============  ==============

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

  Nil

The accompanying notes are an integral part of these consolidated financial statements.

                        FANTATECH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

1.   ORGANIZATION  AND  PRINCIPAL  ACTIVITIES

Fantatech, Inc., formerly Lucas Educational Systems, Inc. (hereinafter referred to as the "Company", which term shall include, when the context so requires, its subsidiaries and affiliates) was incorporated in the State of Delaware in 1996. During November 2002, the Company acquired all of the issued and outstanding shares of Intsys Share Limited ("Intsys") in a reverse acquisition. The Company is engaged in the design, manufacturing, sale and operation of hi-tech entertainment and amusement attractions for group audiences including simulation attractions and equipment, 3D/4D theatres, indoor entertainment centers ("FunPlex") and outdoor theme parks. The Company's operations are located in the People's Republic of China (the "PRC" or "China"). The Company's wholly owned subsidiaries include Intsys, Shenzhen Digitainment Co., Ltd. ("SDCL"), and Megabase Investment Limited ("Megabase"). In addition, the Company's majority controlled companies include Hytechnology Inc. ("Hytech US"), Chongqing FantaWild FunPlex Tour Co. Ltd. ("Chongqing FTC") and Fantatech Development Inc. ("FDI").

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

The interim unaudited condensed consolidated financial statements as of June 30, 2006 and for the three months and six months ended June 30, 2006 and 2005, in the opinion of the management of the Company, reflect all adjustments of normal and recurring nature, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures are adequate to make the information presented herein not misleading. Accordingly, these unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. The results of operations for the interim periods presented are not necessarily comparable to or indicative of the results of any other interim period or to be expected for the entire year ending December 31, 2006.

RECLASSIFICATIONS - Certain prior period amounts in the accompanying unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on the results of operations or financial position for any period presented.

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

FOREIGN CURRENCY TRANSLATION - All of the Company's production and most of its business operations are located in China and are conducted in Renminbi ("RMB"), which is the official currency of China. The Company's Chinese subsidiaries maintain their financial records and the statutory financial statements in RMB. Revenue and expenditures denominated in currencies other than RMB are translated into RMB at the prevailing exchange rate when recognized and recorded in the PRC financial records. Monetary assets and liabilities denominated in other currencies are also translated into and recorded in RMB at the balance sheet date. Any transaction gain or loss is charged to the statement of operations of the PRC subsidiaries in the period in which such gain or loss occurs. The PRC accounts denominated in RMB are then translated into United States Dollar
("USD"), the reporting currency of the Company, using the exchange rate prevailing at the balance sheet date for consolidation and presentation.

On July 21, 2005, the People's Bank of China ("PBC") announced that the RMB would no longer be tied directly to the USD but against a 'basket' of foreign currencies under a managed floating exchange rate regime, and the new official parity exchange rate of USD to RMB was set at USD 1.00 to RMB 8.11 (previously, USD1.00 to RMB 8.3), to be allowed to float within a band of +-0.3 percent around the central parity rate as published by the PBC daily. The Company recorded and adjusted its exchange rate applicable to the translation of financial information in accordance with the announced change as of the effective date. Accordingly, as of June 30, 2006, the Chinese financial statements were translated from RMB to USD at the new prevailing exchange rate. For assets and liabilities (other than equity and reserves) translation, the published closing exchange rate of USD 1.00 to RMB 8.00 was applied, while for revenues, expenses, gains and losses, the weighted average rate of USD 1.00 to RMB 8.03 was used for translation. The resulting translation gains or losses were recorded as a separate component of stockholders' equity.

This quotation of the exchange rates does not imply free convertibility of RMB to USD. All foreign exchange transactions in China continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by PBC. Approval of foreign currency payments by the Foreign Exchange Management Bureau or other institutions requires submitting a payment application together with invoices, shipping documents, signed contracts and other relevant documentation.

The Company's other subsidiaries in the United States of America and British Virgin Islands ("BVI") adopted USD as their functional currency. Transactions denominated in currencies other than the functional currency of these subsidiaries are converted into their functional currency at the prevailing exchange rates at the date of transaction or settlement.

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

CHANGE IN METHOD OF ACCOUNTING FOR INVENTORY VALUATION FOR LOW VALUE ITEMS - On January 1, 2006, the Company elected to change its accounting method for low value inventory/stock (i.e. small parts, bolt and nut and consumables) to the weighted average method. In all prior years, inventory was valued using the first-in, first-out ("FIFO") method. The new method of accounting for low value inventory/stock was adopted to enhance operating efficiency and resource utilization. The numerous categories of low value items only constitute a small portion of the overall product costs. Management believes that maintenance of such low value inventory with the FIFO method reduced warehouse operating efficiency as well as resource utilization in relation to inventory control.

In addition, based on the fast inventory turnover and stable unit price of such low value inventory, the difference between the two methods would not be material. Therefore, the new accounting method of weighted average is preferable to the FIFO method in relation to low value inventory.

Based on the estimated average price change within different categories of low value stock, the adoption of the accounting principle would reduce the net income for the year ended December 31, 2005 by $4,293 or 0.35%, while increasing the net loss by $1,247 or 0.63% and $895 or 0.15% for the three months and six months ended June 30, 2005, respectively. The effect of adopting the new accounting principle would reduce the inventory and retained earnings as of December 31, 2005 by $4,293. Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS No. 154") demands a retrospective application of changes in accounting principles. However, because the impact of the change in accounting principle on the financial statements is immaterial as described above, the Company has not taken this action.

The new accounting principle, affecting only low value stock, was adopted by management and approved by the Audit Committee.


3.   DEPOSIT AT AN AFFILIATE'S FINANCIAL CLEARING CENTER

Cash on deposit at the financial clearing center ("FCC") operated by an affiliate as at June 30, 2006 and December 31, 2005 is summarized as follows:

                                         June 30, 2006    December 31, 2005
                                          (Unaudited)         (Audited)
                                        ---------------  -------------------
Financial clearing center operated by:
  Shenzhen Huaqiang Holdings Limited    $         7,019  $           321,728
                                        ===============  ===================

The Company's Chinese subsidiaries are members of the FCC operated by Shenzhen Huaqiang Technology Co., Ltd. ("SHT"), a significant shareholder (35.53%) of the Company, and SHQ. As described below, the role of each of SHT and SHQ is to primarily coordinate the financial arrangement of its members via the FCC. The Company has cash on deposit at the FCC. As of June 30, 2005, the Company has reclassified the presentation of cash on deposit at financial clearing centers from cash and cash equivalents to a separate category on its statement of cash flows entitled deposit at affiliate's financial clearing center. The reclassification had no impact on the Company's working capital resources.

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


4.   INVENTORIES

Inventories at June 30, 2006 and December 31, 2005 are summarized as follows:

                              June 30, 2006    December 31, 2005
                               (Unaudited)         (Audited)
                             ---------------  -------------------
     Raw Materials           $     1,363,330  $         1,766,203
     Work-in-process               1,868,441            1,140,725
     Finished Goods                  125,282              130,159
                             ---------------  -------------------
                             $     3,357,053  $         3,037,087
                             ===============  ===================


5.   COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts as of June 30, 2006 and December 31, 2005 are summarized as follows:

                                                     June 30, 2006    December 31, 2005
                                                      (Unaudited)         (Audited)
                                                    ---------------  -------------------
Cumulative costs incurred on uncompleted contracts  $   14,026,895   $       12,127,482

Cumulative estimated earnings to date                    3,293,698            2,808,758
                                                    ---------------  -------------------
                                                        17,320,593           14,936,240

Less: Billings to date                                 (16,716,794)         (14,821,818)
                                                    ---------------  -------------------
                                                    $      603,799   $          114,422
                                                    ===============  ===================

Included in the accompanying balance sheets under the following captions are the following:

                                            June 30, 2006    December 31, 2005
                                             (Unaudited)         (Audited)
                                           ---------------  -------------------
Costs and estimated earnings in excess
  of billings on uncompleted contracts     $      921,515   $          722,526
Billings in excess of costs and estimated
  earnings on uncompleted contracts              (317,716)            (608,104)
                                           ---------------  -------------------
                                           $      603,799   $          114,422
                                           ===============  ===================

6.   PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment as at June 30, 2006 and December 31, 2005 consisted of the following:

                                              June 30, 2006    December 31, 2005
                                               (Unaudited)         (Audited)
                                             ---------------  -------------------
Leasehold improvements                       $      470,162   $          441,465
Plant and machinery                                 566,055              528,648
Furniture and fixtures                              112,641              110,829
Equipment for revenue sharing operations         14,770,492            6,330,547
Computers and equipment                           1,036,297            1,059,747
Motor vehicles                                      329,866              285,462
                                             ---------------  -------------------
                                                 17,285,513            8,756,698
Less: Accumulated depreciation and
amortization (net of write off on disposal)      (2,891,238)          (2,094,829)
                                             ---------------  -------------------
                                             $   14,394,275   $        6,661,869
                                             ===============  ===================

Depreciation expense was $460,756 and $266,627 for the three months ended June 30, 2006 and 2005, respectively, and $798,420 and $505,045 for the six months ended June 30, 2006 and 2005, respectively.


7.   INTEREST IN AN ASSOCIATED COMPANY

The investment consists of the Company's 50% equity interest in Tianjin LFK, which is held by FDI (a 40% owned but effectively controlled associated company). Tianjin LFK was established in November 2005 to manage the Tianjin FunPlex entertainment center which commenced its formal operation in February 2006. Although Tianjin LFK is budgeted to operate at a break-even level annually, actual profitability, especially on an interim basis and at the initial stage of operation in particular, is subject to substantial variability. The Company has no contractual obligation for any losses incurred by Tianjin LFK.

The unaudited condensed statements of operations of Tianjin LFK for the three months and six months ended June 30, 2006 are as follows:

                                              Three months ended    Six months ended
                                                June 30, 2006        June 30, 2006
                                             --------------------  ------------------
Net sales                                    $           134,174   $         316,644
                                             ====================  ==================
Net loss                                                (115,079)           (300,479)
                                             ====================  ==================
The Company's share of net loss                                -             (18,657)
                                             ====================  ==================
Loss in excess of investment (unrecognized)              (57,540)           (131,583)
                                             ====================  ==================

Reconciliation of the investment in Tianjin LFK is as follow:

                                                     Interest in an
                                                   associated company
                                                   ------------------
     As at January 1, 2006                         $          18,587
     Effect of exchange rate change on investment                 70
     Equity in loss of an associated company                 (18,657)
                                                   ------------------
                                                                   -
                                                   ==================

Based on the agreement with Longqiao PDL, the local venture partner of the Tianjin FunPlex, revenue income from the FunPlex will be shared equally between the Company and Longqiao PDL net of the rental and administrative expenses of the FunPlex. For the three months and six months ended June 30, 2006, the Company recorded no income from the Tianjin FunPlex due to the loss incurred by Tianjin LFK.


8.  STOCK  BASED  COMPENSATION

On January 7, 2004, the Company granted a total of 2,000,000 stock options to its key employees to purchase common stock at an exercise price of $1.00 per share. Market price of the Company's common stock at the grant date was $0.80 per share. The stock options vest and are exercisable as follows:

     Scale        Vested and exercisable
     -----        ----------------------
      50%         On or after January 7, 2007
      80%         On or after January 7, 2008
     100%         On or after January 7, 2009

All unexercised options will expire on January 6, 2014 and options would be cancelled one month after termination of employment.

Prior to October 10, 2005, the Company followed SFAS No. 123, which defined a fair-value method of accounting for stock based employee compensation and transaction in which an entity issued its equity instruments to acquire goods and services from non-employee. The provisions of SFAS No. 123 allowed companies to either record an expense in the financial statements to reflect the estimated fair value of stock options to employees, or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but to disclose on an annual basis the pro forma effect on net income (loss) and net income (loss) per share had the fair value of the stock options been recorded in the financial statements.

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

In accordance with SFAS No. 123, the cost of stock options and warrants issued to non-employees was measured at the grant date based on the fair value of the award. The fair value of the stock-based award at the grant date was determined using the Black-Scholes option-pricing model. The resulting amount was charged to expense on the straight-line basis over the period in which the Company expected to receive benefit, which was generally the vesting period.

Pro forma Disclosure - The fair value of stock options granted by the Company has been estimated on the grant date using the Black-Scholes option-pricing model. Had such stock options been accounted for pursuant to SFAS No. 123, the effect on the Company's results of operations and earnings per common share would have been as follow:

                                               (Unaudited)                    (Unaudited)
                                        Three months ended June 30,     Six months ended June 30,
                                      ------------------------------  ------------------------------
                                           2006            2005            2006            2005
                                      ------------------------------  ------------------------------
Net income (loss)
  As reported                         $      345,580       (198,245)  $       59,625       (599,231)
    Compensation expense for stock
      options based on fair value,
      net of taxes                                --        (69,047)              --       (138,094)
                                      ------------------------------  ------------------------------
    Pro forma net loss                $      345,580       (267,292)  $       59,625       (737,325)
                                      ------------------------------  ------------------------------
Net income (loss) per share
    As reported - Basic and diluted   $         0.01          (0.01)  $         0.00          (0.02)
                                      ------------------------------  ------------------------------
    Pro forma - Basic and diluted     $         0.01          (0.01)  $         0.00          (0.02)
                                      ------------------------------  ------------------------------

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


9.  EARNINGS  PER  SHARE

On January 7, 2004, the Company granted stock options to purchase 2,000,000 shares common stock to certain officers and key employees of the Company at an exercise price of $1.00 per share. Effective from October 10, 2005, all of the Company's outstanding options were cancelled. As at June 30, 2006 and 2005, there were 0 and 2,000,000 stock options issued and outstanding, respectively.

These stock options were not considered to be potentially dilutive securities, and were not included in the calculation of loss per share for the three months and six months ended June 30, 2005 because the Company incurred losses during the period and thus their effect would have been anti-dilutive. As no option is outstanding as of June 30, 2006, basic and diluted EPS is the same for all periods presented.


10.  IMPAIRMENT OF INTANGIBLE ASSETS

During the three months ended June 30, 2005, in view of the reduced business activities of Hytech US, including the fact that there were no sales contracts secured in 2004 and 2005, the Company conducted a re-evaluation of the intangible assets associated with the trademarks registered by Hytech US and the related expected future cash flows. As a result of this evaluation, the Company recorded a full provision for impairment of $170,950 for the three months ended June 30, 2005. In 2006, no impairment of intangible assets has been recorded.


11.  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

(a)  Agreement with associated company
     ---------------------------------

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

During the three months and six months ended June 30, 2006, SDCL did not recorded any sale of its products to FDI for resale to end customers. During the three months and six months ended June 30, 2005, total sales to FDI were $149,328 and $445,379, respectively. During the three months and six months ended June 30, 2006, FDI collected for SDCL a total of $31,947 and $115,894, respectively, of the net revenue shared from the revenue sharing centers operated for SDCL. During the three months and six months ended June 30, 2005, FDI collected for SDCL a total of $81,180 and $149,328, respectively.

(b)  Contracts with related party
     ----------------------------

On January 24, 2006, SDCL entered into an Equipment Sale Contract (the "Sale Contract") and an Equipment Installation Contract (the "Installation Contract") with Wuhu Huaqiang Tour City Development Co., Ltd. ("Wuhu Huaqiang"). Pursuant to the Sale Contract, Wuhu Huaqiang will purchase from SDCL 22 sets of amusement attractions/equipment (the "Equipment") for use in a specific theme park to be built in the City of Wuhu, Anhui Province, China. The consideration for the Equipment is RMB 126,730,000 (approximately $15,650,000) (the "Sale Price"), plus a right to receive 8% of the theme park's Distributable Income for a period of 15 years from commencement of theme park operations. "Distributable Income" means the theme park's Gross Revenue, less certain limited expenses (including sales tax and the purchase cost of souvenirs, beverages, foods and other commodities sold in the theme park). Wuhu Huaqiang has made an initial deposit of approximately 6% of the Sale Price (approximately $938,000) within one month of the effective date of the Sale Contract. The balance of the Sale Price is payable in five separate installments to be made through May 30, 2007. Under the Sale Contract, Wuhu Huaqiang has guaranteed that the 8% revenue share from the theme park's aggregate Distributable Income during such 15-year period shall in no case be less than RMB 50,000,000 (approximately $6,170,000).

The Installation Contract provides for the installation of the Equipment at the theme park by SDCL. Total consideration for the installation service is RMB 10,000,000 (approximately $1,230,000) payable in five equal installments beginning one month after the signing of the Installation Contract and ending 10 days after completion of the installation services. The installation services are scheduled to be completed by July 18, 2007.

Management believes that these arrangements with Wuhu Huaqiang will be advantageous to the Company and that its participation in the large-size theme park business will enhance its reputation in the industry with a minimum investment. Both the Sale and Installation Contracts were reviewed and approved by the Company's Audit Committee and Board of Directors.

Wuhu Huaqiang is a joint venture company incorporated in the City of Wuhu and controlled 75% by SHQ, a related party of the Company. The Chairman and the President of SHQ are also the Chairman and the CEO of the Company, respectively. Neither the Chairman nor the CEO participated in the discussion regarding or eventual Board approval of the Sale and Installation Contracts. The CEO and the Chief Operating Officer ("COO") of the Company are also each directors of Wuhu Huaqiang.

(c)  Purchases of digital films and related components
     -------------------------------------------------

During the three months and six months ended June 30, 2006, the Company purchased certain components for its products from Hyvision Digital Film Inc. ("Hyvision"), an affiliate of SHQ, having a total value of $314,287 and $687,421, respectively. During the three months and six months ended June 30, 2005, total purchases from Hyvision were $337,349 and $409,538, respectively. The CEO and COO of the Company are also each directors of Hyvision. SHT, a significant shareholder of the Company, has a 20% equity interest in Hyvision.

(d)  Sales to related parties
     ------------------------

During the three months and six months ended June 30, 2006, the Company sold equipment to Hytechnology Limited ("Hytech HK") for an aggregate price of $0 and $8,750, respectively, and $0 and $100,000 for the three months and six months ended June 30, 2005, respectively. Hytech HK is beneficially owned by Top Link Development Limited ("TLD"), a company controlled by SHQ.

(e)  Related party receivables and payables
     --------------------------------------

As at June 30, 2006 and December 31, 2005, the amounts payable and receivable from related parties are summarized as follows:

                                  June 30, 2006    December 31, 2005
                                   (Unaudited)         (Audited)
                                 ---------------  -------------------
Amounts due from:
-----------------
Hytech HK (1)                    $            -   $          159,988
Shenzhen Huaqiang Industrial
  and Trading Co. Ltd. (2)                7,859                7,791
Chunren Xie (3)                           1,500                1,500
Directors (4)                            28,737               24,442
Wuhu Huaqiang (5)                        54,370                    -
                                 ---------------  -------------------
                                 $       92,466   $          193,721
                                 ===============  ===================

Amounts due to:
---------------
Hytech HK (1)                    $     (232,262)  $         (141,506)
TLD (6)                                (280,000)            (280,000)
Dehou Fang (6)                          (20,000)             (20,000)
Bilibest Industries Limited (7)        (402,947)            (336,843)
Wuhu Huaqiang (5)                    (1,200,000)                   -
                                 ---------------  -------------------
                                 $   (2,135,209)  $         (778,349)
                                 ===============  ===================

(1) The amount due to Hytech HK represents the payment made on behalf of the Company in respect of its administrative expenses incurred outside the PRC. These amounts are unsecured, non-interest bearing and have no definite term of repayment. The amount due from Hytech HK represents the trade receivable arising from the sales of the Company's products.

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

(5) The amount due to Wuhu Huaqiang was the deposits paid to the Company in respect of the Sale Contract and Installation Contract as stated in (b) above. The amount due from Wuhu Huaqiang represents the balance of advance payment made by the Company related to a study tour on theme parks organized for the senior management of Wuhu Huaqiang, as well as the payment made by the Company on behalf of Wuhu Huaqiang related to the IAAPA exhibition in Shanghai.

(6) The amounts due to TLD and Mr. Dehou Fang represent the amounts loaned to Intsys in 2002 for the acquisition of Hytech US and other administrative expenses of the Company. TLD is controlled by SHQ and Mr. Dehou Fang is a director of Intsys. These related party loans aggregating $300,000 are unsecured, non-interest bearing and have no definite term of repayment.

(7) The amount due to Bilibest Industries Limited, an affiliate of SHQ, represents payments made on behalf of the Company for certain administrative expenses incurred outside China. These amounts are unsecured, non-interest bearing and have no definite term of repayment.

(f)  Deposit at financial clearing center operated by an affiliate - See Note 3.
     -------------------------------------------------------------


12.   SEGMENT  REPORTING

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

Management of the Company monitors the performance of the operations in three segments with respect to the nature of revenue generated from the sales of its products and services, which are divided into three main categories: (1) contract sales of equipment or facilities used in hi-tech amusement centers or theme parks, 3D/4D theaters and the related products; (2) contracts in relation to the design of 4D theater, amusement center, large-size attraction and theme park - newly developed business in 2005; and (3) revenue sharing operations. During the three months and six months ended June 30, 2006 and 2005, there was no revenue recorded from segment in relation to the design services.

Each segment involves different marketing strategies and business techniques as well as different resource allocation. The Company's chief operating decision maker evaluates performance based on EBIT (earnings or loss before interest, taxes, impairment losses, and minority interests). The segments related to contracted sales, design and revenue sharing operations are assessed based on the net income after deducting the relevant direct costs of sales, depreciation expenses, selling, administrative and management costs. Other corporate expenses consist of general administrative expenses that are not directly related to the operations of this segment are classified to corporate.

The following tables summarize revenues and EBIT by segment for the three months and six months ended June 30, 2006 and 2005.

                                             Three months ended June 30, 2006 (Unaudited)
                                           ------------------------------------------------
                                                                     Revenue
                                           Contracted    Design      Sharing
                                              Sales     Services   Operations      Total
                                           -----------  ---------  -----------  -----------

REVENUE                                    $ 1,294,535  $       -  $ 1,164,334  $2,458,869
                                           -----------  ---------  -----------  -----------

Direct costs of production                     843,142          -      215,210   1,058,352
Salaries, wages and
   related personnel expenses                  102,460          -      109,958     212,418
Selling and marketing expenses                  92,143          -      172,709     264,852
Depreciation expenses                            5,363          -      408,688     414,051
                                           -----------  ---------  -----------  -----------
   Total Operating Expenses                  1,043,108          -      906,565   1,949,673
                                           -----------  ---------  -----------  -----------

INCOME FROM OPERATIONS                         251,427          -      257,769     509,196
Corporate administrative
   and other expenses                                -          -            -     181,687
                                           -----------  ---------  -----------  -----------

EBIT                                                                               327,509

Reconciliation of EBIT to net income:
  Minority interests                                                               (84,041)
  Interest (income) expenses, net                                                   32,655
  Income tax expenses                                                               33,315
  Equity in loss of an associated company                                                -
                                                                                -----------
NET INCOME                                                                      $  345,580
                                                                                ===========


                                             Six months ended June 30, 2006 (Unaudited)
                                           -----------------------------------------------
                                                                    Revenue
                                           Contracted   Design      Sharing
                                             Sales     Services   Operations      Total
                                           ----------  ---------  -----------  -----------

REVENUE                                     1,987,407  $       -  $ 1,491,048  $3,478,455
                                           ----------  ---------  -----------  -----------

Direct costs of production                  1,351,385          -      215,210   1,566,595
Salaries, wages and
   related personnel expenses                 204,043          -      164,486     368,529
Selling and marketing expenses                207,096          -      193,109     400,205
Depreciation expenses                           8,353          -      675,876     684,229
                                           ----------  ---------  -----------  -----------
   Total Operating Expenses                 1,770,877          -    1,248,681   3,019,558
                                           ----------  ---------  -----------  -----------

INCOME FROM OPERATIONS                        216,530          -      242,367     458,897
Corporate administrative
   and other expenses                               -          -            -     488,483
                                           ----------  ---------  -----------  -----------

EBIT                                                                              (29,586)

Reconciliation of EBIT to net income:
  Minority interests                                                             (206,677)
  Interest (income) expenses, net                                                  65,232
  Income tax expenses                                                              33,577
  Equity in loss of an associated company                                          18,657
                                                                               -----------
NET INCOME                                                                     $   59,625
                                                                               ===========

                                                  Three months ended June 30, 2005 (Unaudited)
                                                ------------------------------------------------
                                                                          Revenue
                                                Contracted    Design      Sharing
                                                   Sales     Services   Operations      Total
                                                -----------  ---------  -----------  -----------

REVENUE                                         $ 2,332,517  $       -  $   242,826  $2,575,343
                                                -----------  ---------  -----------  -----------

Direct costs of production                          836,913          -            -     836,913
Salaries, wages and related personnel expenses      822,772          -       17,229     840,001
Selling and marketing expenses                      114,845          -       22,753     137,598
Depreciation expenses                               117,681          -      194,904     312,585
                                                -----------  ---------  -----------  -----------
  Total Operating Expenses                        1,892,211          -      234,886   2,127,097
                                                -----------  ---------  -----------  -----------


INCOME FROM OPERATIONS                              440,306          -        7,940     448,246

Corporate administrative and other expenses               -          -            -     524,188
                                                -----------  ---------  -----------  -----------


EBIT                                                                                    (75,942)

Reconciliation of EBIT to net loss:
  Minority interests                                                                    (81,672)
  Interest (income) expenses, net                                                        33,025
  Income tax expenses                                                                         -
  Impairment on trademarks                                                              170,950

                                                                                     -----------
NET LOSS                                                                             $ (198,245)
                                                                                     ===========


                                                  Six months ended June 30, 2005  (Unaudited)
                                                -----------------------------------------------
                                                                         Revenue
                                                Contracted   Design      Sharing
                                                  Sales     Services   Operations      Total
                                                ----------  ---------  -----------  -----------

REVENUE                                          2,790,867  $       -  $   458,942  $3,249,809
                                                ----------  ---------  -----------  -----------

Direct costs of production                       1,034,216          -            -   1,034,216
Salaries, wages and related personnel expenses     976,916          -       35,783   1,012,699
Selling and marketing expenses                     245,363          -       44,926     290,289
Depreciation expenses                              132,466          -      361,091     493,557
                                                ----------  ---------  -----------  -----------
  Total Operating Expenses                       2,388,961          -      441,800   2,830,761
                                                ----------  ---------  -----------  -----------

INCOME FROM OPERATIONS                             401,906          -       17,142     419,048

Corporate administrative and other expenses              -          -            -     853,501
                                                ----------  ---------  -----------  -----------

EBIT                                                                                  (434,453)

Reconciliation of EBIT to net loss:
  Minority interests                                                                   (68,267)
  Interest (income) expenses, net                                                       62,062
  Income tax expenses                                                                       33
  Impairment on trademarks                                                             170,950
                                                                                    -----------
NET LOSS                                                                            $ (599,231)
                                                                                    ===========


The following table reconciles each reporting segment's assets to total assets reported on the Company's consolidated balance sheets as of June 30, 2006 and December 31, 2005, respectively.

                             June 30, 2006    December 31, 2005
                            ---------------  -------------------
                              (Unaudited)         (Audited)
Contracted sales            $     2,624,304  $         3,299,046
Revenue sharing operations       13,339,595            5,631,597
Shared assets *                   7,311,459           10,766,981
                            ---------------  -------------------
Total Assets                $    23,275,358  $        19,697,624
                            ===============  ===================

* Shared assets represent assets that provide benefit to all of the Company's operating segments.
   Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.

There were no intersegment revenues generated for the three months and six months ended June 30, 2006 and 2005, respectively.

Over 90% of the Group's revenue and result are derived from the PRC and over 90% of the Group's assets are located at the PRC.


13.  MINORITY  INTERESTS

As of June 30, 2006, the Company's minority interest balance was $4,243,451. It was comprised of the minority shares of effectively controlled subsidiaries, including FDI, Chongqing FTC and Hytech US. As of December 31, 2005, the minority interest balance was $4,289,987, which was comprised of the minority shares of FDI, Chongqing FTC and Hytech US, which the Company did not own. As of June 30, 2006, the Company owned a 70% interest in Hytech US, a 94% interest in Chongqing FTC and a 40% interest in FDI.

For the three months and six months ended June 30, 2006, the Company recorded the minority interests share of loss of $84,041 and $206,677, respectively, as compared to the minority interests share of loss of $81,672 and $68,267 for the three months and six months ended June 30, 2005, respectively.

14. COMMITMENTS AND CONTINGENCIES

Operating  leases

The following are the approximate minimum lease payments that will have to be made in the years as indicated below based on the operating leases in effect as of June 30, 2006:

                                           Total
                                           -----
          June 30, 2007                  $  312,709
          June 30, 2008                     243,457
          June 30, 2009                     213,144
          June 30, 2010                     213,144
          June 30, 2011                     194,528
          Thereafter till June 30, 2018   1,231,388
                                         ----------
          Minimum lease payment          $2,408,370
                                         ==========

Capital  expenditures

At June 30, 2006 and December 31, 2005, the Company's commitments for capital expenditures were approximately $9,280,000 and $6,200,000, respectively. This commitment relates to costs to acquire machinery and equipment which are used in the Company's revenue sharing operations.


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary  Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities  Litigation  Reform  Act  of  1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words "believes", "expects", "anticipates", "intends", "plans", "may", "will" or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements may include, among others, statements concerning the Company's expectations regarding its business, growth prospects, sales trends, gross margin trends, operating costs, the availability of funds to finance capital expenditures and operations, facility expansion plans, competition, operating results and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures of concerning the Company and its business made elsewhere in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006, as well as other public reports filed with the United States Securities and Exchange Commission. Investors should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. Except as required by applicable law or regulation, the Company undertakes no obligation to update or revise any forward-looking statement contained in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006, whether as a result of new information, future events or otherwise.

OVERVIEW

Fantatech, Inc., (the "Company"), through its subsidiaries and affiliates, is engaged in the design, development, manufacturing, and sale of hi-tech entertainment and amusement products and their related operations, including 4D theaters, indoor entertainment centers ("FunPlexes"), large size outdoor attractions and theme parks, each which are designed and manufactured to provide virtual reality and simulation entertainment. The Company's technical team is experienced in the design and manufacturing of comprehensive, integrated, computerized entertainment products.

The Company's wholly owned subsidiaries include Intsys Share Limited ("Intsys"), Shenzhen Digitainment Co., Ltd. ("SDCL"), and Megabase Investment Limited ("Megabase"). In addition, the Company's majority controlled companies include Hytechnology Inc. ("Hytech US"), Chongqing FantaWild FunPlex Tour Co., Ltd. ("Chongqing FTC") and Fantatech Development Inc. ("FDI").

The Company both manufactures and sells hi-tech amusement equipment for its proprietary FantaWild FunPlexes, FantaWild 4D Theaters, large-size attractions and FantaWild Theme Parks. The Company also participates in the success of these attractions through revenue-sharing operating arrangements. The Company is also becoming increasingly involved in the development of theme parks since, in the opinion of management, there are attractive growth opportunities for such ventures in the Chinese market. The Company provides its products to customers both directly and through local partners in revenue-sharing operations.

Most of the Company's customers are located in China, and sales to such customers are generally on an open account basis with a deposit collected in advance. The Company purchases raw materials and certain components from various suppliers located in China. The Company has not encountered any significant difficulties in obtaining the required raw materials and it does not rely on suppliers that cannot be easily replaced.

As for revenue-sharing operations, the Company supplies the equipment for each of its 4D theaters, FunPlex indoor entertainment centers, large size outdoor attractions and theme parks (each, a "Revenue-Sharing Center") through cooperation agreements with local venture partners in different Chinese cities. The Company selects appropriate partners and sells them a portion of the amusement equipment and machines required to set up a Revenue-Sharing Center. The Company generally provides the balance of the amusement and entertainment equipment required for the Revenue-Sharing Center to its local venture partners in exchange for approximately 30% to 50% share of such Center's gross revenue. The local partners are responsible for operating, promoting, and providing suitable venues for the Revenue-Sharing Centers. In general, the amount of equipment required to be purchased by a local venture partner is calculated such that the Company's gross margin on the purchased equipment covers its internal cost for the balance of the required equipment. The Company also considers the credibility of the local partner and the costs associated with the operating venues. The Revenue-Sharing Centers therefore require only a minimal cash investment on the part of the Company, related primarily to the provision of maintenance services after commencement of the Revenue-Sharing Center operations. With respect to 4D theaters, the Company generally contributes all of the equipment necessary for the theaters while the local partners provide suitable venues. The Company retains all title to the equipment it provides to the Revenue-Sharing Centers (except for equipment purchased by the venture partner) and may repossess and relocate such equipment if its local venture partners cannot fulfill their obligations under the cooperation agreements. The Revenue-Sharing Center arrangements generally have terms of five to ten years, which are approximately equal to the estimated useful life of the equipment provided by the Company.

During the six months ended June 30, 2006, two FunPlex indoor entertainment centers in the cities of Tianjin and Urumchi, respectively, and two 4D theatres in the cities of Changchun and Beijing, respectively, commenced operations. In late April 2006, the first theme park built by the Company which features ten large-size attractions, commenced its operations in the city of Chongqing. The Company has a revenue-sharing interest in this facility. As at June 30, 2006, there were a total of twenty-four Revenue-Sharing Centers (fourteen FunPlex centers, nine 4D theaters, and one theme park) operating in different Chinese cities (including, in addition to the cities as mentioned above, the cities of Langfang, Taiyuan, Nanning, Yantai, Chifeng, Shenyang, Zhongshan, Nanjing, Huaian, Zhuhai, Changzhi, Dalian, Datong, Wuhan, Hangzhou, Dongguan and
Guangzhou). The first 4D Ride Dino-Rampage attraction built by the Company commenced its operation in the Beijing FunPlex amusement center in November 2004. The large-size Dino-Rampage attraction in the Tianjin FunPlex was completed in December 2005, and commenced its operation in February 2006. Two Floating Sphere 4D theatres named "Sky Trailer" in Beijing and Chongqing were put into operation in late April 2006.

During the six months ended June 30, 2006, the Company commenced the construction of two large-sized theme parks located in the cities of Wuhu and Shantou, respectively. The Company expects to complete the theme park located in the city of Shantou by the end of 2006, while the Wuhu Theme Park is scheduled to be completed by the middle of 2007.

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

For the six months ended June 30, 2005, the Chinese financial statements were translated from RMB to USD at a single exchange rate of US 1.00 to RMB 8.3 since the exchange rate remained fixed during such periods. As of December 31, 2005, the Chinese financial statements were translated from RMB to USD at the new prevailing closing exchange rate of US 1.00 to RMB 8.07. For the six months ended June 30, 2006, the Chinese financial statements were translated from RMB to USD at the new prevailing closing exchange rate. For the translation of assets and liabilities (other than equity and reserves), the published closing exchange rate of US 1.00 to RMB 8.00 was applied, while for revenues, expenses, gains and losses, the weighted average rate of US 1.00 to RMB 8.03 for the period was used. The resulting translation gains or losses were recorded as a separate component of stockholders' equity.

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

(3)  Revenue generated from revenue sharing operations

Income is recognized based on the agreed percentage of revenue when the revenue from Revenue-Sharing Centers becomes due and receivable. The Company recorded $1,164,334 and $1,491,048 in revenue from its Revenue-Sharing Centers for the three months and six months ended June 30, 2006, respectively, and $242,826 and $458,942 for the three months and six months ended June 30, 2005, respectively.

Asset  Impairment:
------------------

The Company reviews its long-lived assets, including its production facilities and the amusement and entertainment equipment used in the Revenue-Sharing Centers, as well as identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based upon undiscounted cash flows expected to be generated by such assets over their expected useful lives. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the three months ended June 30, 2005, in view of the fact that the business activities of Hytech US reduced substantially and there were no sales contracts secured in 2005, the Company recorded a provision for impairment of $170,950 for the three months and six months ended June 30, 2005. During the three months and six months ended June 30, 2006, no impairment charge was recorded.

Change in Method of Accounting for Inventory Valuation for Low Value Items:
---------------------------------------------------------------------------

On January 1, 2006, the Company elected to change its accounting method for low value inventory/stock (i.e. small parts, bolt and nut and consumables) to the weighted average method. In all prior years, inventory was valued using the first-in, first-out ("FIFO") method. Management believes that the new accounting method is preferable to the FIFO method in relation to accounting for low value inventory, since the adoption of the new accounting principle will enhance operating efficiency and resource utilization.

Based on the estimated average price change within different categories of low value stock, the adoption of the accounting principle would reduce the net income for the year ended December 31, 2005 by $4,293 or 0.35%, while increasing the net loss by $1,247 or 0.63% and $895 or 0.15% for the three months and six months ended June 30, 2005, respectively. The effect of adopting the new accounting principle would reduce the inventory and retained earnings as of December 31, 2005 by $4,293. Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections - SFAS No. 154 demands a retrospective application of changes in accounting principles in the comparative prior period financial statements. However, because the impact of the change in accounting principle on the financial statements is immaterial as described above, the Company chose not to apply such retrospective presentation.


CONSOLIDATED RESULTS OF OPERATIONS

The unaudited condensed consolidated statements of operations for the three months and six months ended June 30, 2005 have been adjusted in order to provide comparisons for segment performance. This adjustment had no effect on the operating results for the period presented.

Three months ended June 30, 2006 and 2005:

REVENUE

For the three months ended June 30, 2006, net sales were $2,458,869 as compared to net sales of $2,575,343 for the three months ended June 30, 2005. Approximately 47.4% and 9.4% of the net sales during the three months ended June 30, 2006 and 2005, respectively, were from the revenues generated from the revenue sharing operations.

During the three months ended June 30, 2006, net contracted sales decreased by $1,037,982 or 44.5% to $1,294,535, as compared to $2,332,517 for the three months ended June 30, 2005. This was primarily due to the normal fluctuation of the business since the recognition of revenue from contracted sales was based on actual costs incurred in relation to the stages of completion. During the period, the Company was mainly involved in the initial construction stages of the two large-size theme park projects in Wuhu and Shantou, respectively. As a result, no significant revenue was recorded in relation to these two projects. In view of the Company's current sales contracts, especially in relation to the theme parks in Wuhu and Shantou, the Company expects that the revenue to be recognized as net contracted sales will increase during the remainder of 2006 when construction stages in progress are completed.

During the three months ended June 30, 2006, the Company recorded revenues from its Revenue-Sharing Centers totaling $1,164,334 as compared to $242,826 for the three months ended June 30, 2005, representing an increase of $921,508 or 379.5%. The increase was mainly attributable to the increased numbers of FunPlex amusement centers (from eight to fourteen) and 4D theaters (from two to nine) as at June 30, 2006, as compared to the number of Revenue-Sharing Centers as at June 30, 2005. In addition, the official opening of the theme park in Chongqing in late April 2006 contributed ($735,323) to the increase in revenues from Revenue-Sharing Centers. With the scheduled opening of the theme park in Shantou by the end of 2006, the Company anticipates that revenue from Revenue-Sharing Centers will continue to increase.

GROSS PROFIT

For the three months ended June 30, 2006, total gross profit was $850,668 or 34.6% of total net sales, as compared to total gross profit of $660,257 or 25.6% of total net sales for the three months ended June 30, 2005. Net of the revenue from the Revenue-Sharing Centers, gross profit margin increased by 5.7% due to an increase in contract profitability. It is anticipated that due to the contracted lower profit margin from the Equipment Sale Contract related to the Wuhu Theme Park, gross profit may decline during the relevant construction period when revenue is recognized. The Company, however, has obtained the right to receive 8% of the theme park's Distributable Income for a period of 15 years from commencement of theme park operation. (See Note 11 (b) to the Condensed Consolidated Financial Statements)

Cost of revenue in relation to contracted sales during the three months ended June 30, 2006 consisted of raw materials, electronic parts, factory consumables, sub-contracting charges and related supplies purchased for fabrication and assembling of the amusement equipment, factory rent, workers wages and salaries, and the depreciation of production facilities. Costs to revenue-sharing operations included cost of souvenirs sold, equipment and venues rental, depreciation for the fixed assets used in the operations, maintenance costs, salaries for staffs and engineers, administrative expenses, and the associated traveling and lodging expenses.

During the three months ended June 30, 2006, total gross profit from Revenue-Sharing Centers was $425,922 or 36.6% of the total segment revenues, as compared to total gross profit of $29,288 or 12.1% of the total segment revenues for the three months ended June 30, 2005. The increase in segment gross profit margin was attributable to the higher profit contribution from certain newly launched Revenue-Sharing Centers, such as the Chongqing Theme Park and the 4D theatre located in the Beijing Amusement Park, which were partially offset by some other less profitable Revenue-Sharing Centers. As most of the Revenue-Sharing Centers are relatively new and have been operating for less than two years (about half of the Revenue-Sharing Centers have been operating for less than one year), these centers are still subject to fluctuation in the numbers of patron visits and thus admission revenue, especially for those Revenue-Sharing Centers located in newly developed business districts which are subject to a temporarily low flow of shoppers and patrons. The local partners of the Revenue-Sharing Centers are adjusting and continuously fine-tuning their promotional and marketing strategies in order to stimulate and maintain the local demand for their respective amusement Revenue-Sharing Centers.

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

The Company anticipates that the gross profit from Revenue-Sharing Centers will improve gradually with more efficient management and operations of the existing FunPlex amusement centers due to economies of scale and increased experience. In view of the operation of the Chongqing Theme Park and the gradual opening of theme parks located in Shantou and Wuhu scheduled by the end of 2006 and mid-2007, respectively, the Company anticipates that the revenue from theme park operations will eventually increase due to the relatively large size of the operation.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses increased by $129,461 or 61.1% to $341,472 for the three months ended June 30, 2006, as compared to $212,011 for the three months ended June 30, 2005. This was primarily due to the increase in marketing, promotional, sales representative offices and exhibition related expenses in 2006, as a result of expanded operations. The Company plans to continue its marketing and promotional efforts in order increase its business in China and also in overseas markets.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses ("G&A Expenses") consist of the management office operating costs of SDCL, FDI, Hytech US, Chongqing FTC and the costs associated with the operation of the Company's executive offices, and the legal and accounting costs associated with the operation of a public company. For the three months ended June 30, 2006, G&A Expenses decreased by $207,271 or 38.5% to $330,895 as compared to the G&A Expenses of $538,166 for the three months ended June 30, 2005. This was primarily attributable to a reduction in the general provision for doubtful accounts as a result of an improvement in account receivables collectibility, as well as a decrease in personnel related expenses.

IMPAIRMENT OF INTANGIBLE ASSETS

During the three months ended June 30, 2005, in view of the substantial reduction of business activities in Hytech US and the fact that no sales contracts were secured by Hytech US in 2004 or 2005, the Company conducted a re-evaluation of the intangible assets associated with Hytech US and the related expected future cash flows. As a result of this evaluation, the Company recorded a full provision for impairment of $170,950 for the intangible assets. There was no impairment of intangible assets recorded in 2006.

INCOME (LOSS) FROM OPERATIONS

Income from operations for the three months ended June 30, 2006 increased by $438,313 to $177,443, as compared to the loss from operations of $260,870 for the three months ended June 30, 2005. The increase in operating income was primarily attributable to the increase in gross profit and the decrease in G&A Expenses as well as the provision for impairment of intangible property, offset partially by the increase in selling and marketing expenses during the three months ended June 30, 2006.

OTHER INCOME (EXPENSE)

For the three months ended June 30, 2006, the Company recorded interest income of $2,596 as compared to $0 for the three months ended June 30, 2005, due primarily to the increase in the average bank deposit balance in 2006 as a result of the increase in deposits received from customers.

For the three months ended June 30, 2006, interest expense was $35,251 as compared to $33,025 for the three months ended June 30, 2005.

Other income was $150,361 for the three months ended June 30, 2006 as compared to other income of $13,978 for the three months ended June 30, 2005. Other income is comprised of miscellaneous income earned from the sub-letting of part of the Company's factory space temporarily available and the receipt of a discretionary incentive subsidy from the local government. The increase in other income was primarily attributable to discretionary incentive subsidies (described below) of approximately $132,000 received by the Company during the three months ended June 30, 2006.

As the Company successfully developed a set of innovative simulation games, it received the recognition of the Shenzhen Technology Bureau. The Company was eligible and applied for an incentive subsidy under the Bureau's Technology Subsidy Scheme. The Shenzhen Technical Bureau granted a subsidy of approximately $76,000 to the Company as an encouragement for enterprises in China to invest in products with high technology content. In addition, the Company's proprietary Fantawild 4D digital broadcasting system also received high appreciation from the Ministry of Finance and was granted a subsidy of approximately $50,000. The Company also received an incentive income of approximately $6,000 from Shenzhen Trade and Industry Bureau to recognize the Company's success in exporting self-developed high-tech products to the overseas market, No incentive subsidy income was recorded for the three months ended June 30, 2005.

MINORITY INTERESTS

During the three months ended June 30, 2006, the Company recorded the minority interests' share of loss of $84,041 as compared to the minority interests' share of loss of $81,672 for the three months ended June 30, 2005. As of June 30, 2006, the minority interests represented effectively the 60% shareholding in FDI, 30% in Hytech US and 6% in Chongqing FTC.

INCOME TAX EXPENSE

The Company is subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which each entity is domiciled. Fantatech Inc. and Hytech US are both Delaware corporations and are subject to the corporation income taxes of the United States of America. Intsys and Megabase are not liable for income taxes in BVI. The Company's Chinese subsidiaries
(SDCL) and associates (FDI) located in the City of Shenzhen are subject to Enterprise Income Tax ("EIT") in China at a rate of 15% on net income, while Chongqing FTC is subject to an EIT rate of 33%. Based on the local tax rules in Shenzhen, SDCL was entitled to a tax holiday for the first two years of its operations (years 1999 and 2000) and a 50% reduction of the rate for the third through eighth years (years 2001 to 2006) of operations due to its high technology content of businesses. The provision for taxes on earnings of the Chinese subsidiaries, calculated based on the prevailing accounting standards in China, for the three months ended June 30, 2006 and 2005 were $33,315 and $0, respectively.

NET INCOME (LOSS)

The Company recorded a net income of $345,580 for the three months ended June 30, 2006 as compared to a net loss of $198,245 for the three months ended June 30, 2005. The increase in net income is primarily the result of the increase in the income from operation and other income from governmental incentive subsidy, offset partially by the increase in income tax during the three months ended June 30, 2006.


Six months ended June 30, 2006 and 2005:

REVENUE

For the six months ended June 30, 2006, net sales were $3,478,455 as compared to net sales of $3,249,809 for the six months ended June 30, 2005. Approximately 42.9% and 14.1% of the net sales during the six months ended June 30, 2006 and 2005, respectively, were from the revenues generated from the Revenue-Sharing Centers.

During the six months ended June 30, 2006, net contracted sales decreased by $803,460 or 28.8% to $1,987,407, as compared to $2,790,867 for the six months ended June 30, 2005. This was primarily due to the normal fluctuation of the business since the recognition of revenue from contracted sales was based on actual costs incurred in relation to the stages of completion. During the period, the Company was mainly involved in the initial construction stages of the two large-size theme park projects in Wuhu and Shantou, respectively. As a result, no significant revenue was recorded in relation to these two projects. In view of the Company's current sales contracts, especially in relation to the theme parks in Wuhu and Shantou, the Company expects that the revenue to be recognized as net contracted sales will increase during the remainder of 2006 when construction stages in progress are completed.

During the six months ended June 30, 2006, the Company recorded revenues from its Revenue-Sharing Centers totaling $1,491,048 as compared to $458,942 for the six months ended June 30, 2005, representing an increase of $1,032,106 or 224.9%. The increase was mainly attributable to the increased numbers of FunPlex amusement centers (from eight to fourteen) and 4D theaters (from two to nine) as at June 30, 2006, as compared to the number of Revenue-Sharing Centers as at June 30, 2005. In addition, the official opening of the theme park in Chongqing in late April 2006 contributed ($735,323) to the increase in revenues from Revenue-Sharing Centers. With the scheduled opening of the theme park in Shantou by the end of 2006, the Company anticipates that revenue from Revenue-Sharing Centers will continue to increase.

GROSS PROFIT

For the six months ended June 30, 2006, total gross profit was $1,020,953 or 29.4% of total net sales, as compared to total gross profit of $820,461 or 25.2% of total net sales for the six months ended June 30, 2005. Net of the revenue from the Revenue-Sharing Centers, gross profit margin increased by 2.2% due to an increase in contract profitability. It is anticipated that due to the contracted lower profit margins from the Equipment Sale Contract related to the Wuhu Theme Park, the gross profit may suffer a decline pressure during the relevant construction period when revenue is recognized. The Company, however, has obtained the right to receive 8% of the theme park's Distributable Income for a period of 15 years from commencement of theme park operation. (See Note 11(b) to the Condensed Consolidated Financial Statements)

During the six months ended June 30, 2006, total gross profit from Revenue-Sharing Centers was $438,729 or 29.4% of the total segment revenues, as compared to total gross profit of $63,914 or 13.9% of the total segment revenues for the six months ended June 30, 2005. The increase in segment gross profit margin was attributable to the higher profit contribution from certain newly launched Revenue-Sharing Centers, such as the Chongqing Theme Park and the 4D Theatre located in the Beijing Amusement Park, but was partially offset by some other less profitable Revenue-Sharing Centers As most of the Revenue-Sharing Centers are relatively new and have been operating for less than two years (about half of the Revenue-Sharing Centers have been operating for less than one year), these centers are still subject to fluctuation in the numbers of patron visits and thus admission revenue, especially for those Revenue-Sharing Centers located in the newly developed business districts which, in turn, are subject to temporary lower-than-normal flow of shoppers and patrons. The local partners of the Revenue-Sharing Centers are continually adjusting and continuously fine-tuning their promotional and marketing strategies in order to stimulate and maintain the local demand for their respective amusement Revenue-Sharing Centers.

In addition, since November 2005, the operation of the FunPlex center in Dongguan was temporarily suspended due to the local partner's failure to secure a valid license from the local cultural department. It is estimated that the approval process may require approximately nine months. In the meantime, the Company has taken possession of certain high value equipment from FunPlex for immediate use in other sales or cooperation contracts, while the depreciation for the remaining equipment in the FunPlex has continued and was charged to costs.

The Company anticipates that the gross profit from Revenue-Sharing Centers will improve gradually with more efficient management and operations of the existing FunPlex amusement centers due to economies of scale and increased experience. In view of the operation of the Chongqing Theme Park and the gradual opening of theme parks located in Shantou and Wuhu scheduled by the end of 2006 and mid-2007, respectively, the Company anticipates that the revenue from theme park operations will eventually increase due to the relatively large size of such operation.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses increased by $160,643 or 40.0% to $562,056 for the six months ended June 30, 2006, as compared to $401,413 for the six months ended June 30, 2005. This was primarily due to the increase in marketing, promotional, sales representative offices and exhibition related expenses in 2006, as a result of expanded operations. The Company plans to continue its marketing and promotional efforts in order increase its business in China and also in overseas markets.

GENERAL AND ADMINISTRATIVE EXPENSES

For the six months ended June 30, 2006, G&A Expenses decreased by $230,473 or 26.1% to $652,943 as compared to the G&A Expenses of $883,416 for the six months ended June 30, 2005. This was primarily attributable to the reduction in the general provision for doubtful accounts as a result of improvement in account receivables collectibility, as well as the decrease in personnel related and other administrative expenses.

IMPAIRMENT OF INTANGIBLE ASSETS

During the six months ended June 30, 2005, in view of the substantial reduction of business activities in Hytech US and the fact that no sales contracts were secured by Hytech US in 2004 or 2005, the Company conducted a re-evaluation of the intangible assets associated with Hytech US and the related expected future cash flows. As a result of this evaluation, the Company recorded a full provision for impairment of $170,950 for the intangible assets. There was no impairment of intangible assets recorded in 2006.

LOSS FROM OPERATIONS

Loss from operations for the six months ended June 30, 2006 decreased by $439,084 to $196,190, as compared to the loss from operations of $635,318 for the six months ended June 30, 2005. The reduction was primarily attributable to the increase in gross profit and the decrease in G&A Expenses as well as the provision for impairment of intangible property, offset partially by the increase in selling and marketing expenses during the six months ended June 30, 2006.

OTHER INCOME (EXPENSE)

For the six months ended June 30, 2006, the Company recorded interest income of $4,610 as compared to $3,271 for the six months ended June 30, 2005, due primarily to the increase in the average bank deposit balance in 2006 as a result of the increase in deposits received from customers.

For the six months ended June 30, 2006, interest expense was $69,842 as compared to $65,333 for the six months ended June 30, 2005.

Other income was $168,459 for the six months ended June 30, 2006 as compared to other income of $29,915 for the six months ended June 30, 2005. Other income is comprised of miscellaneous income earned from the sub-letting of part of the Company's factory space temporarily available and the receipt of discretionary incentive subsidies from the local government. The increase in other income was primarily attributable to the discretionary incentive subsidy of approximately $132,000 received by the Company during the six months ended June 30, 2006.

As the Company successfully developed a set of innovative simulation games, it received the recognition of the Shenzhen Technology Bureau. The Company was eligible and applied for an incentive subsidy under the Bureau's Technology Subsidy Scheme. The Shenzhen Technical Bureau granted a subsidy of approximately $76,000 to the Company as an encouragement for enterprises in China to invest in products with high technology content. In addition, the Company's proprietary Fantawild 4D digital broadcasting system also received high appreciation from the Ministry of Finance and was granted a subsidy of approximately $50,000. The Company also received an incentive income of approximately $6,000 from Shenzhen Trade and Industry Bureau to recognize the Company's success in exporting self-developed high-tech products to the overseas market. No incentive subsidy income was recorded for the six months ended June 30, 2005.

MINORITY INTERESTS

During the six months ended June 30, 2006, the Company recorded the minority interests' share of loss of $206,677, as compared to the minority interests' share of loss of $68,267 for the six months ended June 30, 2005. As of June 30, 2006, the minority interests represented effectively the 60% shareholding in FDI, 30% in Hytech US and 6% in Chongqing FTC.

INCOME TAX EXPENSE

The Company is subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which each entity is domiciled. Fantatech Inc. and Hytech US are both Delaware corporations and are subject to the corporation income taxes of the United States of America. Intsys and Megabase are not liable for income taxes in BVI. The Company's Chinese subsidiaries
(SDCL) and associates (FDI) located in the City of Shenzhen are subject to Enterprise Income Tax ("EIT") in China at a rate of 15% on net income, while Chongqing FTC is subject to an EIT rate of 33%. Based on the local tax rules in Shenzhen, SDCL was entitled to a tax holiday for the first two years of its operations (years 1999 and 2000) and a 50% reduction of the rate for the third through eighth years (years 2001 to 2006) of operations due to its high technology content of businesses. The provision for taxes on earnings of the Chinese subsidiaries, calculated based on the prevailing accounting standards in China, for the six months ended June 30, 2006 and 2005 were $33,577 and $33, respectively.

EQUITY LOSS RELATED TO AN ASSOCIATED COMPANY

For the six months ended June 30, 2006, the Company recorded a $18,657 loss reflecting the Company's share of the net loss incurred by Tianjin LFK (limited to the total amount of investment) during the six months ended June 30, 2006. (See Note 7 to the Condensed Consolidated Financial Statements.)

NET INCOME (LOSS)

The Company recorded a net income of $59,625 for the six months ended June 30, 2006 as compared to a net loss of $599,231 for the six months ended June 30, 2005. The increase in net income is primarily the result of the increase in the share of losses by minority interest, the reduction in loss from operation as well as the increase in incentive subsidy, offset partially by the increase in the income tax and the equity loss of an associated company.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

General
-------

The Company anticipates that, based on current plans and assumptions relating to its existing operations, its projected cash flow from operations, combined with cash on hand, bank lines of credit, and other external credit sources, and the credit facilities provided by affiliates or related parties, its financial resources are sufficient to support the Company's working capital requirements for its planned operations for the next twelve months, although there may be temporarily lower levels of working capital at certain times during the course of its business. Depending on the future rate of growth, the Company may seek additional capital in the future to support its expansion in operations.

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

Operations
----------

During the six months ended June 30, 2006, the Company's operations provided cash resources of $5,206,134, as compared to the net cash used by operating activities of $1,086,985 for the six months ended June 30, 2005. During the six months ended June 30, 2006, the Company's cash balance decreased by $440,267 to $1,925,654 at June 30, 2006, as compared to $2,365,921 at December 31, 2005.
Taking into account the cash deposited at affiliates' financial clearing centers ("FCCs") (defined in Note 3 to the Condensed Consolidated Financial Statements) the Company's total cash balance decreased by $754,976 to $1,932,673 at June 30, 2006, as compared to $2,687,649 at December 31, 2005. During the six months ended June 30, 2006, the Company's net working capital decreased by $5,308,772 to a shortfall of -$3,284,862 at June 30, 2006, as compared to $2,023,910 at December 31, 2005, and the Company had a current ratio of 0.73:1 at June 30, 2006, as compared to 1.24:1 at December 31, 2005, representing the total current assets were insufficient to cover the total current liabilities during the six months ended June 30, 2006.

The decrease in the Company's net working capital was due primarily to the increase in customer deposits received by the Company in relation to the two large-size theme park projects in Wuhu and Shantou, as well as the Company's continuing investment in fixed assets for Revenue Sharing Centers, including 4D theaters, FunPlex centers and theme parks. During the six months ended June 30, 2006, the Company recorded an increase in fixed assets of approximately $8,470,000 for revenue sharing operations, and an increase in deposits received from customers and related parties of approximately $3,500,000 for construction of the theme parks, which largely accounted for the increase in total current liabilities, and in turn temporarily affecting the Company's current ratio as of June 30, 2006.

The Company has tightened its criteria with respect to partner selection for establishment of additional revenue sharing operations in order to make sure it has sufficient resources to administer its current revenue sharing centers and to complete the contracts on hand, in particular, the contracts related to the two theme parks in Wuhu and in Shantou. Potential partners without self-owned commercial property at a prime city location for potential revenue-sharing operation will not be considered. This is to avoid the possible disputes that may arise between the local partner and the landlord, which may require the Company to relocate its equipment to other suitable sites. With the operation of the theme park in Chongqing and the scheduled commencement of the Shantou theme park by the end of 2006, together with the revenue generated from the contracts on hand as well as other Revenue-Sharing Centers, the Company expects that its net working capital will gradually improved through 2006 and thereafter.

Trade receivables, net of allowance for doubtful debts, decreased by $907,743 or 46.8% to $1,031,691 at June 30, 2006, as compared to $1,939,434 at December 31,
2005, which was attributable to the repayment by customers of outstanding amounts and the difference in timing of invoicing in the normal course of business. The Company provided a general allowance for doubtful debts of $46,133 and $32,027 as at June 30, 2006 and December 31, 2005, respectively.

As of June 30, 2006, costs and estimated earnings in excess of billings on uncompleted contracts increased by $198,989 or 27.5% to $921,515, as compared to $722,526 at December 31, 2005, which was attributable to the increase in resources utilized in projects under construction. The billings in excess of costs and estimated earnings decreased by $290,388 or 47.8% to $317,716 at June 30, 2006, as compared to $608,104 at December 31, 2005.

Deposits and prepayments made by the Company decreased by $504,236 or 31.4% to $1,103,489 at June 30, 2006, as compared to $1,607,725 at December 31, 2005, due to  the  settlement  with  the  suppliers  for  completed  projects.

During the six months ended June 30, 2006, the total amount of accounts payable, accrued liabilities and other payables increased by $295,156 or 10.8% to an aggregate of $3,035,383, as compared to $2,740,227 at December 31, 2005, which was due primarily to the increase in accrued costs related to certain completed projects, especially the theme park in Chongqing.

The amounts receivable from related parties decreased by $101,255 or 52.3% to $92,466 at June 30, 2006, as compared to $193,721 at December 31, 2005 due primarily to the repayment of a trade receivable by Hytech HK partially offset by an increase in amount due from Wuhu Huaqiang in relation to an exhibition fee of approximately $50,000 paid by the Company on behalf of Wuhu Huaqiang. The amount payable to related parties increased by $1,356,860 or 174.3% to $2,135,209 at June 30, 2006, as compared to $778,349 at December 31, 2005, which was mainly attributable to the deposit received from Wuhu Huaqiang regarding its purchase of equipment for the theme park in Wuhu.

Investing
---------

For the six months ended June 30, 2006, the Company's investment activities used cash resources of $5,712,109, as compared to $1,188,665 cash provided by investment activities for the six months ended June 30, 2005.

Additions to property, plant and equipment during the six months ended June 30, 2006 aggregated $8,472,614, of which $8,396,000 was for investment in the Company's Revenue-Sharing Centers. In addition, there was a decrease in construction in progress of $2,445,796 or 94.9% at June 30, 2006 to $130,724 as compared to $2,576,520 at December 31, 2005 as the Company has materially completed the construction of the equipment used in the Chongqing Theme Park and other Revenue-Sharing Centers. At June 30, 2006, the Company had capital expenditure requirements of approximately $9,280,000 in order to complete the contracts on hand for the coming six to nine months. The Company believes that it will be able to fund expected capital expenditures through internal cash flow and external resources.

As at June 30, 2006 and December 31, 2005, the Company maintained cash deposits of $7,019 and $321,728 at the FCCs operated by SHT and SHQ, respectively. The cash deposits at the FCCs can be withdrawn any time without any restrictions.

Financing
---------

During the six months ended June 30, 2006, short-term bank loan increased by $21,685 to $2,500,000, as compared to $2,478,315 as of December 31, 2005, which was purely due to the effect of exchange rate change. The Loan is unsecured and accrues interest at a rate of 5.58% per annum. The short-term bank loan was guaranteed by SHQ.

As at June 30, 2006 and December 31, 2005, the Company had no off-balance sheet arrangements.


ITEM 3. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Members of the Company's management, including its principal executive and financial officers, have evaluated the effectiveness of the Company's disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of June 30, 2006, the end of the period covered by this report. Based upon that evaluation, the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures are effective.

(b)  Changes in Internal Controls

There were no changes in the Company's internal control over or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarterly period ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


                                                          FANTATECH, INC.
                                                   -----------------------------
                                                           (Registrant)


Date:  August 12, 2006                             By: /s/ GUANGWEI LIANG
                                                   -----------------------------
                                                   Guangwei Liang
                                                   Chief Executive Officer


Date:  August 12, 2006                             By: /s/ GARY LUI
                                                   -----------------------------
                                                   Gary Lui
                                                   Chief Financial Officer

                                Index to Exhibits

Exhibit
Number    Description of Document
--------  -----------------------
3.1(i)    Certificate of Incorporation, as amended (1)
3.1(ii)   Bylaws of Registrant (2)
31.1      Certification of the Chief Executive Officer pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002
31.2      Certification of the Chief Financial Officer pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002
32.1      Certification by the Chief Executive Officer pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002
32.2      Certification by the Chief Financial Officer pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002

(1) Incorporated by Reference from Company's report on Schedule 14C on December 30, 2002.

(2) Incorporated by Reference from Company's Annual Report on Form 10KSB for the year ended March 31, 1999.