Form 10QSB
period 2006-09-30
FANTATECH INC
filed 2006-11-15
CIK 925663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006


|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                         Commission file number: 0-24374


                                 FANTATECH, INC.
      ---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                    62-1690722
----------------------------------------       ----------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                  Identification Number)


   Suite 1801A, Tower 1, China Hong Kong City, Tsimshatsui, Kowloon, Hong Kong
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (852) 2302 1636
                 ---------------------------------------------
                           (Issuer's telephone number)


      ---------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


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

As of October 31, 2006 the Company had 30,096,117 shares of common stock issued and outstanding.

Transitional  Small Business Disclosure Format:     [ ] Yes     [X] No

                               FANTATECH, INC. AND SUBSIDIARIES

                                          FORM 10-QSB

                                             Index

Part  I - Financial  Information                                                           Page

Item 1.     Financial Statements
            Condensed Consolidated Balance Sheets - September 30, 2006 (Unaudited) and
                December 31, 2005                                                            3
            Condensed Consolidated Statements of Operations (Unaudited) -Three Months
                and Nine Months Ended September 30, 2006 and 2005                            4
            Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) -
                Three Months and Nine Months Ended September 30, 2006 and 2005               6
            Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine Months
                Ended September 30, 2006 and 2005                                            7
            Notes to Condensed Consolidated Financial Statements (Unaudited) -
              Three Months and Nine Months Ended September 30, 2006 and 2005                 8

Item 2.     Management's Discussion and Analysis or Plan of Operation                       21

Item 3.     Controls and Procedures                                                         33

Part II - Other Information

Item 1.     Legal Proceedings                                                               34

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds                     34

Item 3.     Defaults Upon Senior Securities                                                 34

Item 4.     Submission of Matters to a Vote of Security Holders                             34

Item 5.     Other Information                                                               34

Item 6.     Exhibits                                                                        34

Signatures                                                                                  35

                         PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
-------------------------------------------------------------------------------------------------------------------

                                          FANTATECH, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           September 30, 2006    December 31, 2005
                                                                          --------------------  -------------------
                                  ASSETS                                      (Unaudited)            (Audited)
Current assets
  Cash and cash equivalents                                               $            812,176  $         2,365,921
  Deposit at an affiliate's financial clearing center                                      161              321,728
  Guaranteed trust fund deposit                                                          9,550                9,330
  Trade receivables, net of allowance for doubtful accounts                            810,691            1,939,434
  Related party receivables                                                            393,787              193,721
  Inventories                                                                        4,677,049            3,037,087
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                                  924,830              722,526
  Deposits and prepayments                                                           1,273,441            1,607,725
  Other receivables                                                                    381,404              243,176
                                                                          --------------------  -------------------

Total current assets                                                                 9,283,089           10,440,648

Interest in an associated company, accounted for using the equity method                     -               18,587
Property, plant and equipment, net                                                  14,148,971            6,661,869
Construction in progress                                                               121,367            2,576,520
                                                                          --------------------  -------------------

Total assets                                                              $         23,553,427  $        19,697,624
                                                                          ====================  ===================

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term bank loan                                                               2,508,466  $         2,478,315
  Accounts payable                                                                     861,133            1,585,030
  Accrued liabilities and other payables                                             2,286,936            1,155,197
  Related party payables                                                             2,393,770              778,349
  Billings in excess of cost and estimated earnings
    on uncompleted contracts                                                           284,619              608,104
  Deposits received                                                                  4,000,095            1,811,743
                                                                          --------------------  -------------------

Total current liabilities                                                           12,335,019            8,416,738

Minority interests                                                                   4,146,903            4,289,988
                                                                          --------------------  -------------------

Total liabilities                                                                   16,481,922           12,706,726
                                                                          --------------------  -------------------

Commitments and contingencies

Stockholders' equity

  Preferred stock; $0.001 par value; 10,000,000 shares
    authorized; shares issued and outstanding - none                                         -                    -
  Common stock; $0.001 par value; 100,000,000 shares
    authorized, 30,096,117 shares issued and outstanding                                30,096               30,096
  Additional paid-in capital                                                         4,587,190            4,587,190
  Retained earnings                                                                  1,763,088            1,915,800
  Reserve funds                                                                        407,891              145,347
  Accumulated other comprehensive income                                               283,240              312,465
                                                                          --------------------  -------------------

Stockholders' equity                                                                 7,071,505            6,990,898
                                                                          --------------------  -------------------

Total liabilities and stockholders' equity                                $         23,553,427  $        19,697,624
                                                                          ====================  ===================

The accompanying notes are an integral part of these consolidated financial statements.

                                FANTATECH, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       Three Months Ended    Three Months Ended
                                                       September 30, 2006    September 30, 2005
                                                      --------------------  --------------------
REVENUE :
  Contracted sales                                    $           989,304   $         1,836,988
  Revenue sharing operations                                    1,372,343               220,996
                                                      --------------------  --------------------
TOTAL REVENUE                                                   2,361,647             2,057,984
                                                      --------------------  --------------------

COST OF REVENUE:
  Cost of sales                                                   696,536             1,398,305
  Cost of revenue sharing operations                              818,598               177,346
                                                      --------------------  --------------------
TOTAL COST OF REVENUE                                           1,515,134             1,575,651
                                                      --------------------  --------------------

GROSS PROFIT                                                      846,513               482,333
                                                      --------------------  --------------------

OPERATING EXPENSES:
  Selling and marketing                                           482,897               244,145
  General and administrative                                      385,527               349,377
  Loss on disposal of property, plant and equipment                   734                 2,662
                                                      --------------------  --------------------
TOTAL OPERATING EXPENSES                                          869,158               596,184
                                                      --------------------  --------------------

LOSS FROM OPERATIONS                                              (22,645)             (113,851)

OTHER INCOME (EXPENSES)
  Interest expense                                                (36,333)              (47,711)
  Other income                                                     18,058                19,076
  Interest income                                                   3,620                 7,835
  Foreign exchange loss                                            (1,541)               (5,205)
                                                      --------------------  --------------------

LOSS BEFORE INCOME TAX, MINORITY INTERESTS
  AND EQUITY IN LOSS OF AN ASSOCIATED COMPANY                     (38,841)             (139,856)

MINORITY INTERESTS                                                111,360               (51,930)

INCOME TAX                                                         22,314                   830
                                                      --------------------  --------------------

INCOME (LOSS) BEFORE EQUITY IN LOSS OF AN
  ASSOCIATED COMPANY                                               50,205              (192,616)

EQUITY IN LOSS OF AN ASSOCIATED COMPANY                                 -                     -
                                                      --------------------  --------------------

NET INCOME (LOSS)                                     $            50,205   $          (192,616)
                                                      ====================  ====================

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC AND DILUTED                                            30,096,117            30,096,117
                                                      ====================  ====================

INCOME (LOSS) PER COMMON SHARE
  - BASIC AND DILUTED                                 $              0.00   $             (0.01)
                                                      ====================  ====================

The accompanying notes are an integral part of these consolidated financial statements.

                                FANTATECH, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       Nine Months Ended     Nine Months Ended
                                                       September 30, 2006    September 30, 2005
                                                      --------------------  --------------------
REVENUE :
  Contracted sales                                    $         2,976,711   $         4,560,207
  Revenue sharing operations                                    2,863,391               679,938
                                                      --------------------  --------------------
TOTAL REVENUE                                                   5,840,102             5,240,145
                                                      --------------------  --------------------

COST OF REVENUE:
  Cost of sales                                                 2,101,719             3,364,977
  Cost of revenue sharing operations                            1,870,917               572,374
                                                      --------------------  --------------------
TOTAL COST OF REVENUE                                           3,972,636             3,937,351
                                                      --------------------  --------------------

GROSS PROFIT                                                    1,867,466             1,302,794
                                                      --------------------  --------------------

OPERATING EXPENSES:
  Selling and marketing                                         1,044,953               645,558
  General and administrative                                    1,038,470             1,232,793
  Impairment of trademarks                                              -               170,950
  Loss on disposal of property, plant and equipment                 2,878                 2,662
                                                      --------------------  --------------------
TOTAL OPERATING EXPENSES                                        2,086,301             2,051,963
                                                      --------------------  --------------------

LOSS FROM OPERATIONS                                             (218,835)             (749,169)

OTHER INCOME (EXPENSES)
  Interest expense                                               (106,175)             (113,044)
  Other income                                                    186,517                48,991
  Interest income                                                   8,230                11,106
  Foreign exchange loss                                            (3,396)               (5,205)
                                                      --------------------  --------------------

LOSS BEFORE INCOME TAX, MINORITY INTERESTS
  AND EQUITY IN LOSS OF AN ASSOCIATED COMPANY                    (133,659)             (807,321)

MINORITY INTERESTS                                                318,037                16,337

INCOME TAX                                                         55,891                   863
                                                      --------------------  --------------------

INCOME (LOSS) BEFORE EQUITY IN LOSS OF AN
  ASSOCIATED COMPANY                                              128,487              (791,847)

EQUITY IN LOSS OF AN ASSOCIATED COMPANY                           (18,657)                    -
                                                      --------------------  --------------------

NET INCOME (LOSS)                                     $           109,830   $          (791,847)
                                                      ====================  ====================

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC AND DILUTED                                            30,096,117            30,096,117
                                                      ====================  ====================

INCOME (LOSS) PER COMMON SHARE
  - BASIC AND DILUTED                                 $              0.00   $             (0.03)
                                                      ====================  ====================

The accompanying notes are an integral part of these consolidated financial statements.

                                       FANTATECH, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

                                             Three Months Ended September 30,    Nine Months Ended September 30,
                                                 2006              2005              2006              2005
                                            ---------------  ----------------  ----------------  ----------------
Net income (loss)                           $        50,205  $      (192,616)  $       109,830   $      (791,847)

Other comprehensive income:
  foreign currency translation gain (loss)           24,612          243,602           (29,225)          243,602
                                            ---------------  ----------------  ----------------  ----------------

Comprehensive income (loss)                 $        74,817  $        50,986   $        80,605   $      (548,245)
                                            ===============  ================  ================  ================

The accompanying notes are an integral part of these consolidated financial statements.

                                        FANTATECH, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                Nine Months Ended September 30,
                                                                                      2006             2005
                                                                                -----------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                               $        109,830   $  (791,847)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation expense                                                                 1,315,096       752,366
  Impairment of trademarks                                                                     -       170,950
  Allowance for doubtful accounts                                                         50,352        67,680
  Loss on disposal of property, plant and equipment                                        2,878         2,662
  Foreign exchange loss                                                                    3,396         5,205
  Minority interests                                                                    (318,037)      (16,337)
  Equity in loss of an associated company                                                 18,657             -
Change in operating assets and liabilities:
  (Increase) decrease in --
  Guaranteed trust fund deposit                                                             (220)       (9,410)
  Trade receivables                                                                    1,078,391       112,024
  Bills receivable                                                                             -       554,217
  Related party receivables                                                             (200,066)      374,822
  Inventories                                                                         (1,639,962)       60,354
  Costs and estimated earnings in excess of billings on uncompleted contracts           (202,304)     (476,940)
  Deposits and prepayments                                                               334,284      (693,391)
  Other receivables                                                                     (138,228)     (220,144)
  (Decrease) increase in --
  Accounts payable, accrued liabilities and other payables                               407,842       520,329
  Related party payables                                                               1,615,421       (27,256)
  Billings in excess of costs and estimated earnings on uncompleted contracts           (323,485)     (722,579)
  Deposits received                                                                    2,188,352       368,329
                                                                                -----------------  ------------
Net cash provided by operating activities                                              4,302,197        31,034
                                                                                -----------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment                                           (6,268,985)   (3,487,102)
  Deposit at an affiliate's financial clearing center                                    321,567     1,785,648
                                                                                -----------------  ------------
Net cash used in investing activities                                                 (5,947,418)   (1,701,454)
                                                                                -----------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term bank loan                                                           -     4,078,102
  Proceeds from related party short term loan                                                  -    (2,433,735)
                                                                                -----------------  ------------
Net cash provided by financing activities                                                      -     1,644,367
                                                                                -----------------  ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                   91,476       139,825
                                                                                -----------------  ------------

NET (DECREASE) INCREASE IN CASH                                                       (1,553,745)      113,772

Cash and cash equivalents, at beginning of period                                      2,365,921        65,794
                                                                                -----------------  ------------
Cash and cash equivalents, at end of period                                     $        812,176   $   179,566
                                                                                =================  ============

Supplementary disclosures of cash flow information:
  Interest paid                                                                 $        106,175   $   113,044
                                                                                =================  ============

  Tax paid                                                                      $        202,467   $    62,631
                                                                                =================  ============

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
  Nil

The accompanying notes are an integral part of these consolidated financial statements.

                        FANTATECH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

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

In August 2003, SDCL, Shenzhen Huaqiang Industry Company Limited ("SHICL") and Shenzhen Huaqiang Venture Capital Company Limited ("SHVCCL") incorporated FDI. Each of SDCL and SHICL hold a 40% equity interest in FDI with the remaining 20% equity interest held by SHVCCL. FDI is engaged in the sales and marketing of the products of SDCL in China and assists SDCL with soliciting contracts for the development of hi-tech entertainment and amusement centers and theme parks. Subsequent to its formation, SHVCCL assigned all of its management and control rights in FDI to SDCL. SHICL and SHVCCL are affiliates of Shenzhen Huaqiang Holdings Limited ("SHQ"). The Chairman and President of SHQ are also the Chairman and Chief Executive Officer ("CEO") of the Company.

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

The interim unaudited condensed consolidated financial statements as of September 30, 2006 and for the three months and nine months ended September 30, 2006 and 2005, in the opinion of the management of the Company, reflect all adjustments of normal and recurring nature, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures are adequate to make the information presented herein not misleading. Accordingly, these unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. The results of operations for the interim periods presented are not necessarily comparable to or indicative of the results of any other interim period or to be expected for the entire year ending December 31, 2006.

GOING CONCERN - The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the accompanying unaudited consolidated financial statements do not purport to represent the realizable or settlement values. During the nine months ended September 30, 2006, the Company has been concentrating its efforts in the two projects regarding the sales of equipments to the theme park in the cities of Wuhu and Shantou, respectively. Although the two projects are progressed within the anticipated schedule, the related progress revenue has not been recognized until the delivery of equipments to the respective sites. Accordingly, the progress payments from the customers totaling approximately $5,000,000 are recorded as current liabilities. As a result, the Company has a net working capital deficiency of approximately $3,000,000 as of September 30, 2006. The Company expects that the net working capital deficiency is temporary and will gradually return to positive level once the Company starts to recognize the progress revenue upon delivery of the equipments. On November 6, 2006, the Company received another progress payment of approximately $1,890,000 from Wuhu Huaqiang.

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

Based on management's evaluation of the Company's short-term cash requirements and liquidity resources, management anticipates that the pressure on the Company's cash flows will not be substantial for the next twelve months. In addition, the projected progress payment related to the sale of equipment to the theme parks in Wuhu and Shantou, respectively, should provide a stable source of working capital for the Company during the remainder of 2006 and through 2007.

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

On July 21, 2005, the People's Bank of China ("PBC") announced that the RMB would no longer be tied directly to the USD but against a 'basket' of foreign currencies under a managed floating exchange rate regime, and the new official parity exchange rate of USD to RMB was set at USD 1.00 to RMB 8.11 (previously, USD1.00 to RMB 8.3), to be allowed to float within a band of +-0.3 percent around the central parity rate as published by the PBC daily. The Company recorded and adjusted its exchange rate applicable to the translation of financial information in accordance with the announced change as of the effective date. Accordingly, as of September 30, 2006, the Chinese financial statements were translated from RMB to USD at the new prevailing exchange rate. For assets and liabilities (other than equity and reserves) translation, the published closing exchange rate of USD 1.00 to RMB 7.97 was applied, while for revenues, expenses, gains and losses, the weighted average rate of USD 1.00 to RMB 8.00 was used for translation. The resulting translation gains or losses were recorded as a separate component of stockholders' equity.

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

The Company's other subsidiaries in the United States of America and the British Virgin Islands ("BVI") adopted USD as their functional currency. Transactions denominated in currencies other than the functional currency of these subsidiaries are converted into their functional currency at the prevailing exchange rates at the date of transaction or settlement.

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

Based on the estimated average price change within different categories of low value stock, the adoption of the accounting principle would have reduced the net income for the year ended December 31, 2005 by $4,293 or 0.35%, while increasing the net loss by $569 or 0.30% and $1,464 or 0.18% for the three months and nine months ended September 30, 2005, respectively. The effect of adopting the new accounting principle would have reduced the inventory and retained earnings as of December 31, 2005 by $4,293. Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS No. 154") demands a retrospective application of changes in accounting principles. However, because the impact of the change in accounting principle on the financial statements is immaterial as described above, the Company has not taken this action.

The new accounting principle, affecting only low value stock, was adopted by management and approved by the Audit Committee.


RECENT  ACCOUNTING  PRONOUNCEMENTS
----------------------------------

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB No. 108"), "Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements". SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the fiscal year beginning November 15, 2006. The Company is reviewing SAB No. 108 to determine what effect, if any, its adoption will have on the Company's financial statement presentation and disclosures.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements", which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company is reviewing SFAS No. 157 to determine what effect, if any, its adoption will have on the Company's financial statement presentation and disclosures.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 158 ("SFAS 158"), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)", which is effective for fiscal years beginning after December 15, 2006. SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company is reviewing SFAS No. 158 to determine what effect, if any, its adoption will have on the Company's financial statement presentation and disclosures.


3.   DEPOSIT AT AN AFFILIATE'S FINANCIAL CLEARING CENTER

Cash on deposit at the financial clearing center ("FCC") operated by an affiliate as at September 30, 2006 and December 31, 2005 is summarized as follows:

                                         September 30, 2006    December 31, 2005
                                            (Unaudited)            (Audited)
                                        --------------------  -------------------
Financial clearing center operated by:
  Shenzhen Huaqiang Holdings Limited    $                161  $           321,728
                                        ====================  ===================

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


4.  INVENTORIES

Inventories at September 30, 2006 and December 31, 2005 are summarized as follows:

                       September 30, 2006    December 31, 2005
                          (Unaudited)            (Audited)
                      --------------------  -------------------
     Raw Materials    $          1,492,695  $         1,766,203
     Work-in-process             3,066,594            1,140,725
     Finished Goods                117,760              130,159
                      --------------------  -------------------
                      $          4,677,049  $         3,037,087
                      ====================  ===================


5.   COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts as of September 30, 2006 and December 31, 2005 are summarized as follows:

                                                     September 30, 2006    December 31, 2005
                                                        (Unaudited)            (Audited)
                                                    --------------------  -------------------
Cumulative costs incurred on uncompleted contracts  $        14,726,750   $       12,127,482

Cumulative estimated earnings to date                         3,601,801            2,808,758
                                                    --------------------  -------------------
                                                             18,328,551           14,936,240

Less: Billings to date                                      (17,688,340)         (14,821,818)
                                                    --------------------  -------------------
                                                    $           640,211   $          114,422
                                                    ====================  ===================

Included in the accompanying balance sheets under the following captions are the following:

                                            September 30, 2006    December 31, 2005
                                               (Unaudited)            (Audited)
                                           --------------------  -------------------
Costs and estimated earnings in excess
  of billings on uncompleted contracts     $           924,830   $          722,526
Billings in excess of costs and estimated
  earnings on uncompleted contracts                   (284,619)            (608,104)
                                           --------------------  -------------------
                                           $           640,211   $          114,422
                                           ====================  ===================


6.   PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment as at September 30, 2006 and December 31, 2005 consisted of the following:

                                              September 30, 2006    December 31, 2005
                                                 (Unaudited)            (Audited)
                                             --------------------  -------------------
Leasehold improvements                       $           471,295   $          441,465
Plant and machinery                                      575,561              528,648
Furniture and fixtures                                   113,022              110,829
Equipment for revenue sharing operations              14,912,602            6,330,547
Computers and equipment                                1,105,851            1,059,747
Motor vehicles                                           361,650              285,462
                                             --------------------  -------------------
                                                      17,539,981            8,756,698
Less: Accumulated depreciation and
amortization (net of write off on disposal)           (3,391,010)          (2,094,829)
                                             --------------------  -------------------
                                             $        14,148,971   $        6,661,869
                                             ====================  ===================

Depreciation expense was $516,676 and $247,321 for the three months ended September 30, 2006 and 2005, respectively, and $1,315,096 and $752,366 for the nine months ended September 30, 2006 and 2005, respectively.


7.   INTEREST IN AN ASSOCIATED COMPANY

The investment consists of the Company's 50% equity interest in Tianjin LFK, which is held by FDI (a 40% owned but effectively controlled subsidiary). Tianjin LFK was established in November 2005 to manage the Tianjin FunPlex entertainment center which commenced its formal operation in February 2006. Although Tianjin LFK is budgeted to operate at a break-even level annually, actual profitability, especially on an interim basis and at the initial stage of operation in particular, is subject to substantial variability. The Company has no contractual obligation for any losses incurred by Tianjin LFK.

The unaudited condensed statements of operations of Tianjin LFK for the three months and nine months ended September 30, 2006 are as follows:

                                                      Three months ended    Nine months ended
                                                      September 30, 2006    September 30, 2006
                                                      -------------------  --------------------
Net sales                                             $           141,919  $           458,563
                                                      ===================  ====================
Net income (loss)                                     $           238,825  $           (61,654)
                                                      ===================  ====================
The Company's share of net loss                       $                 -  $           (18,657)
                                                      ===================  ====================
Income (loss) in excess of investment (unrecognized)  $           119,413  $           (12,170)
                                                      ===================  ====================

Reconciliation of the investment in Tianjin LFK is as follow:

                                                 Interest in an
                                               associated company
                                              --------------------
                                              $            18,587
As at January 1, 2006                                          70
Effect of exchange rate change on investment              (18,657)
                                              --------------------
Equity in loss of an assoicated company       $                 -
                                              ====================

Based on the agreement with Longqiao PDL, the local venture partner of the Tianjin FunPlex, revenue income from the FunPlex will be shared equally between the Company and Longqiao PDL net of the rental and administrative expenses of the FunPlex. For the three months and nine months ended September 30, 2006, the Company recorded no income from the Tianjin FunPlex due to the loss incurred by Tianjin LFK.


8.   STOCK BASED COMPENSATION

On January 7, 2004, the Company granted a total of 2,000,000 stock options to its key employees to purchase common stock at an exercise price of $1.00 per share. Market price of the Company's common stock at the grant date was $0.80 per share. The stock options vest and are exercisable as follows:

     Scale   Vested and exercisable
     ------  ----------------------
       50%   On or after January 7, 2007
       80%   On or after January 7, 2008
      100%   On or after January 7, 2009

All unexercised options will expire on January 6, 2014 and are cancelled one month after termination of employment.

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

Pro forma Disclosure - The fair value of stock options granted by the Company has been estimated on the grant date using the Black-Scholes option-pricing model. Had such stock options been accounted for pursuant to SFAS No. 123, the effect on the Company's results of operations and earnings per common share would have been as follow:

                                       (Unaudited)         (Unaudited)
                                    Three months ended   Nine months ended
                                      September 30         September 30
                                    ------------------  -------------------
                                      2006     2005       2006      2005
                                    ------------------  -------------------
Net income (loss)
  As reported                       $50,205  (192,616)  $109,830  (791,847)
  Compensation expense for stock
  options based on fair value,
  net of taxes                            -   (69,047)         -  (207,140)
                                    ------------------  -------------------
  Pro forma net income (loss)       $50,205  (261,663)  $109,830  (998,987)
                                    ------------------  -------------------
Net income (loss) per share
  As reported - Basic and diluted   $  0.00     (0.01)  $   0.00     (0.03)
                                    ------------------  -------------------

  Pro forma - Basic and diluted     $  0.00     (0.01)  $   0.00     (0.03)
                                    ------------------  -------------------

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


9.   EARNINGS PER SHARE

On January 7, 2004, the Company granted stock options to purchase 2,000,000 shares common stock to certain officers and key employees of the Company at an exercise price of $1.00 per share. Effective from October 10, 2005, all of the Company's outstanding options were cancelled. As at September 30, 2006 and 2005, there were 0 and 2,000,000 stock options issued and outstanding, respectively.

These stock options were not considered to be potentially dilutive securities, and were not included in the calculation of loss per share for the three months and nine months ended September 30, 2005 because the Company incurred losses during the period and thus their effect would have been anti-dilutive. As no option is outstanding as of September 30, 2006, basic and diluted EPS is the same for all periods presented.


10.  IMPAIRMENT OF INTANGIBLE ASSETS

During the nine months ended September 30, 2005, in view of the reduced business activities of Hytech US, including the fact that there were no sales contracts secured in 2004 and 2005, the Company conducted a re-evaluation of the intangible assets associated with the trademarks registered by Hytech US and the related expected future cash flows. As a result of this evaluation, the Company recorded a full provision for impairment of $170,950 for the nine months ended September 30, 2005. In 2006, no impairment of intangible assets has been recorded.


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

During the three months and nine months ended September 30, 2006, SDCL did not record any sale of its products to FDI for resale to end customers. During the three months and nine months ended September 30, 2005, total sales to FDI were $1,263,469 and $1,559,520, respectively. During the three months and nine months ended September 30, 2006, FDI collected for SDCL a total of $44,039 and $159,933, respectively, of the net revenue shared from the revenue sharing centers operated for SDCL. During the three months and nine months ended September 30, 2005, FDI collected for SDCL a total of $52,179 and $201,507, respectively.

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

Wuhu Huaqiang is a joint venture company incorporated in the City of Wuhu and controlled 75% by SHQ, a related party of the Company. The Chairman and President of SHQ are also the Chairman and CEO of the Company, respectively.
The Chairman and CEO did not participated in the discussion regarding or eventual Board approval of the Sale and Installation Contracts. The CEO and the Chief Operating Officer ("COO") of the Company are also directors of Wuhu Huaqiang.

(c)  Purchases of digital films and related components
     -------------------------------------------------

During the three months and nine months ended September 30, 2006, the Company purchased certain components for its products from Hyvision Digital Film Inc. ("Hyvision"), an affiliate of SHQ, having a total value of $872,408 and $1,559,829, respectively. During the three months and nine months ended September 30, 2005, total purchases from Hyvision were $360,269 and $769,807, respectively. The CEO and the COO of the Company are also directors of Hyvision. SHT, a significant shareholder of the Company, has a 20% equity interest in Hyvision.

(d)  Sales  to  related  parties
     ---------------------------

During the three months and nine months ended September 30, 2006, the Company sold equipment to Hytechnology Limited ("Hytech HK") for an aggregate price of $655,000 and $663,750, respectively, and $770 and $100,770 for the three months and nine months ended September 30, 2005, respectively. Hytech HK is beneficially owned by Top Link Development Limited ("TLD"), a company controlled by SHQ.

(e)  Related  party  receivables  and  payables
     ------------------------------------------

As at September 30, 2006 and December 31, 2005, the amounts payable and receivable from related parties are summarized as follows:

                                  September 30, 2006    December 31, 2005
                                     (Unaudited)            (Audited)
                                 --------------------  -------------------
Amounts due from:
-----------------
Hytech HK (1)                    $           348,997   $          159,988
Shenzhen Huaqiang Industrial
  and Trading Co. Ltd. (2)                     7,886                7,791
Chunren Xie (3)                                1,500                1,500
Director (4)                                  23,007               24,442
SHQ (5)                                          251                    -
Wuhu Huaqiang (6)                             12,146                    -
                                 --------------------  -------------------
                                 $           393,787   $          193,721
                                 ====================  ===================

Amounts due to:
---------------
Hytech HK (1)                    $          (156,981)  $         (141,506)
TLD (7)                                      (50,000)            (280,000)
Dehou Fang (7)                               (20,000)             (20,000)
Bilibest Industries Limited (8)             (435,947)             336,843
Wuhu Huaqiang (6)                         (1,204,064)                   -
Hyvision (9)                                (526,778)                   -
                                 --------------------  -------------------
                                 $        (2,393,770)  $         (778,349)
                                 ====================  ===================

(1) The amount due to Hytech HK represents the payment made on behalf of the Company in respect of its administrative expenses incurred outside the PRC. These amounts are unsecured, non-interest bearing and have no definite term of repayment. The amount due from Hytech HK represents the trade receivable arising from the sales of the Company's products.

(2) Shenzhen Huaqiang Industrial and Trading Co., Ltd. ("HIT") is an affiliate of SHQ. This amount represents a payment made by the Company on behalf of HIT in connection with one of the revenue sharing operations that has been closed. The amount is unsecured, non-interest bearing and has no definite term of repayment.

(3)  Chunren Xie is a 30% minority shareholder of Hytech US.

(4) Amount due from director represent cash advances made for business trips and trade fairs.

(5) The amount due from SHQ represents the prepayment made by the Company in respect of the maintenance fees for computer networks.

(6) The amount due to Wuhu Huaqiang was the deposits paid to the Company in respect of the Sale Contract and Installation Contract as stated in (b) above. The amount due from Wuhu Huaqiang represents the balance of advance payment made by the Company related to a study tour on theme parks organized for the senior management of Wuhu Huaqiang, as well as the payment made by the Company on behalf of Wuhu Huaqiang related to the IAAPA exhibition in Shanghai.

(7) The amounts due to TLD and Mr. Dehou Fang represent the amounts loaned to Intsys in 2002 for the acquisition of Hytech US and other administrative expenses of the Company. TLD is controlled by SHQ and Mr. Dehou Fang is a director of Intsys. During the three months ended September 30, 2006, the Company repaid $230,000 to TLD. The remaining related party loans aggregating $70,000 are unsecured, non-interest bearing and have no definite term of repayment.

(8) The amount due to Bilibest Industries Limited, an affiliate of SHQ, represents payments made on behalf of the Company for certain administrative expenses incurred outside China. These amounts are unsecured, non-interest bearing and have no definite term of repayment.

(9) The amount due to Hyvision represents the amount payable for the purchase of digital film products and other components from Hyvision.

(f)  Deposit at financial clearing center operated by an affiliate - See Note 3.
     -------------------------------------------------------------


12.   SEGMENT  REPORTING

The following segment information is presented in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," which requires companies to report selected segment information and to report certain entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenue which were assessed by the management separately. The segment information is based on the management approach adopted in the Company's internal reporting and the reported revenue and operating income for the measured segments are based on information provided to the chief operating decision maker for performance review and resources allocation.

Management of the Company monitors the performance of the operations in three segments with respect to the nature of revenue generated from the sales of its products and services, which are divided into three main categories: (1) contract sales of equipment or facilities used in hi-tech amusement centers or theme parks, 3D/4D theaters and the related products; (2) contracts in relation to the design of 4D theater, amusement center, large-size attraction and theme park - newly developed business in 2005; and (3) revenue sharing operations. During the three months and nine months ended September 30, 2006 and 2005, there was no revenue recorded from segment in relation to the design services.

Each segment involves different marketing strategies and business techniques as well as different resource allocation. The Company's chief operating decision maker evaluates performance based on EBIT (earnings or loss before interest, taxes, impairment losses, and minority interests). The segments related to contracted sales, design and revenue sharing operations are assessed based on the net income after deducting the relevant direct costs of sales, depreciation expenses, selling, administrative and management costs. Other corporate expenses consist of general administrative expenses that are not directly related to the operations of this segment are classified as corporate administrative and other expenses.

The following tables summarize revenues and EBIT by segment for the three months and nine months ended September 30, 2006 and 2005.

                                            Three months ended September 30, 2006 (Unaudited)
                                           ---------------------------------------------------
                                                                        Revenue
                                            Contracted     Design       Sharing
                                              Sales       Services    Operations      Total
                                           ------------  -----------  -----------  -----------
REVENUE                                    $   989,304   $         -  $ 1,372,343  $ 2,361,647
                                           ------------  -----------  -----------  -----------

Direct costs of production                     682,042             -      282,657      964,699
Salaries, wages and
  related personnel expenses                    82,423             -      130,862      213,285
Selling and marketing expenses                 111,601             -      263,297      374,898
Depreciation expenses                            2,997             -      442,152      445,149
                                           ------------  -----------  -----------  -----------
  Total Operating Expenses                     879,063             -    1,118,968    1,998,031
                                           ------------  -----------  -----------  -----------

INCOME FROM OPERATIONS                         110,241             -      253,375      363,616

Corporate administrative
  and other expenses                                 -             -            -      369,744
                                           ------------  -----------  -----------  -----------

EBIT                                                                                   (6,128)

Reconciliation of EBIT to net income:
  Minority interests                                                                 (111,360)
  Interest expenses, net                                                               32,713
  Income tax expenses                                                                  22,314
  Equity in loss of an associated company                                                   -
                                                                                  ------------

NET INCOME                                                                        $    50,205
                                                                                  ============

                                             Nine months ended September 30, 2006 (Unaudited)
                                           ---------------------------------------------------
                                                                        Revenue
                                            Contracted     Design       Sharing
                                              Sales       Services    Operations      Total
                                           ------------  -----------  -----------  -----------
REVENUE                                      2,976,711   $         -  $ 2,863,391  $ 5,840,102
                                           ------------  -----------  -----------  -----------

Direct costs of production                   2,033,427             -      497,867    2,531,294
Salaries, wages and
  related personnel expenses                   286,466             -      295,348      581,814
Selling and marketing expenses                 318,697             -      456,406      775,103
Depreciation expenses                           11,350             -    1,118,028    1,129,378
                                           ------------  -----------  -----------  -----------
  Total Operating Expenses                   2,649,940             -    2,367,649    5,017,589
                                           ------------  -----------  -----------  -----------

INCOME FROM OPERATIONS                         326,771             -      495,742      822,513

Corporate administrative
  and other expenses                                 -             -            -      858,227
                                           ------------  -----------  -----------  -----------

EBIT                                                                                  (35,714)

Reconciliation of EBIT to net income:
  Minority interests                                                                 (318,037)
  Interest expenses, net                                                               97,945
  Income tax expenses                                                                  55,891
  Equity in loss of an associated company                                              18,657
                                                                                  ------------

NET INCOME                                                                        $   109,830
                                                                                  ============

                                      Three months ended September 30, 2005 (Unaudited)
                                     ---------------------------------------------------
                                                                  Revenue
                                      Contracted     Design       Sharing
                                        Sales       Services    Operations      Total
                                     ------------  -----------  -----------  -----------
REVENUE                              $ 1,836,988   $         -  $   220,996  $ 2,057,984
                                     ------------  -----------  -----------  -----------

Direct costs of production               837,796             -            -      837,796
Salaries, wages and                      481,885             -       19,017      500,902
  related personnel expenses
Selling and marketing expenses           223,912             -       19,621      243,533
Depreciation expenses                     74,031             -      163,534      237,565
                                     ------------  -----------  -----------  -----------
  Total Operating Expenses             1,617,624             -      202,172    1,819,796
                                     ------------  -----------  -----------  -----------

INCOME FROM OPERATIONS                   219,364             -       18,824      238,188

Corporate administrative
  and other expenses                           -             -            -      338,168
                                     ------------  -----------  -----------  -----------

EBIT                                                                            (99,980)

Reconciliation of EBIT to net loss:
  Minority interests                                                             51,930
  Interest expenses, net                                                         39,876
  Income tax expenses                                                               830
  Impairment on trademarks                                                            -
                                                                            ------------

NET LOSS                                                                    $  (192,616)
                                                                            ============

                                       Nine months ended September 30, 2005 (Unaudited)
                                     ---------------------------------------------------
                                                                  Revenue
                                      Contracted     Design       Sharing
                                        Sales       Services    Operations      Total
                                     ------------  -----------  -----------  -----------
REVENUE                                4,560,207   $         -  $   679,938  $ 5,240,145
                                     ------------  -----------  -----------  -----------

Direct costs of production             1,804,364             -            -    1,804,364
Salaries, wages and                    1,458,801             -       54,800    1,513,601
  related personnel expenses
Selling and marketing expenses           469,275             -       64,547      533,822
Depreciation expenses                    206,497             -      524,625      731,122
                                     ------------  -----------  -----------  -----------
  Total Operating Expenses             3,938,937             -      643,972    4,582,909
                                     ------------  -----------  -----------  -----------

INCOME FROM OPERATIONS                   621,270             -       35,966      657,236

Corporate administrative
  and other expenses                           -             -            -    1,191,669
                                     ------------  -----------  -----------  -----------

EBIT                                                                           (534,433)

Reconciliation of EBIT to net loss:
  Minority interests                                                           (16,337)
  Interest expenses, net                                                       101,938
  Income tax expenses                                                              863
  Impairment on trademarks                                                     170,950
                                                                           ------------

NET LOSS                                                                   $  (791,847)
                                                                           ============

The following table reconciles each reporting segment's assets to total assets reported on the Company's consolidated balance sheets as of September 30, 2006 and December 31, 2005, respectively.

                             September 30, 2006    December 31, 2005
                                (Unaudited)            (Audited)
                            --------------------  -------------------
Contracted sales            $          3,669,319  $         3,299,046
Revenue sharing operations            13,176,926            5,631,597
Shared assets *                        6,707,182           10,766,981
                            --------------------  -------------------
Total Assets                $         23,553,427  $        19,697,624
                            ====================  ===================

* Shared assets represent assets that provide benefit to all of the Company's operating segments.

  Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.

There were no intersegment revenues generated for the three months and nine months ended September 30, 2006 and 2005, respectively.

Over 90% of the Company's revenues are derived from its operations in the PRC and over 90% of the Company's assets are located in the PRC.


13.  MINORITY INTERESTS

As of September 30, 2006, the Company's minority interest balance was $4,146,903. It was comprised of the minority shares of effectively controlled subsidiaries, including FDI, Chongqing FTC and Hytech US. As of December 31, 2005, the minority interest balance was $4,289,988, which was comprised of the minority shares of FDI, Chongqing FTC and Hytech US, which the Company did not own. As of September 30, 2006, the Company owned a 70% interest in Hytech US, a 94% interest in Chongqing FTC and a 40% interest in FDI.

For the three months and nine months ended September 30, 2006, the Company recorded the minority interests share of loss of $111,360 and $318,037, respectively, as compared to the minority interests share of income of $51,930 and loss of $16,337 for the three months and nine months ended September 30, 2005, respectively.


14.  COMMITMENTS AND CONTINGENCIES

Operating  leases

The following are the approximate minimum lease payments that will have to be made in the years as indicated below based on operating leases in effect as of September 30, 2006:

                                            Total
                                         ----------
     September 30, 2007                  $  313,869
     September 30, 2008                     222,034
     September 30, 2009                     217,854
     September 30, 2010                     185,848
     September 30, 2011                     176,508
     Thereafter till September 30, 2018   1,191,430
                                         ----------
     Minimum lease payment               $2,307,543
                                         ==========

Capital  expenditures

At September 30, 2006 and December 31, 2005, the Company's commitments for capital expenditures were approximately $1,756,000 and $6,200,000, respectively. This commitment relates to costs to acquire machinery and equipment which are used in the Company's revenue sharing operations.

Legal  proceedings

The Company is periodically subject to various pending and threatened legal actions which arise in the normal course of business. The Company's management believes that the impact of any such current litigation will not have a material adverse impact on the Company's financial position or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary  Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities  Litigation  Reform  Act  of  1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words "believes", "expects", "anticipates", "intends", "plans", "may", "will" or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements may include, among others, statements concerning the Company's expectations regarding its business, growth prospects, sales trends, gross margin trends, operating costs, the availability of funds to finance capital expenditures and operations, facility expansion plans, competition, operating results and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures of concerning the Company and its business made elsewhere in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006, as well as other public reports filed with the United States Securities and Exchange Commission. Investors should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. Except as required by applicable law or regulation, the Company undertakes no obligation to update or revise any forward-looking statement contained in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006, whether as a result of new information, future events or otherwise.

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

During the nine months ended September 30, 2006, two FunPlex indoor entertainment centers in the cities of Tianjin and Urumchi, respectively, and four 4D theatres in the cities of Changchun, Beijing, Kunming and Beihai, respectively, commenced operations. In late April 2006, the first theme park built by the Company which features ten large-size attractions, commenced its operations in the city of Chongqing. The Company has a revenue-sharing interest in this facility. As at September 30, 2006, there were a total of twenty-six Revenue-Sharing Centers (fourteen FunPlex centers, eleven 4D theaters, and one theme park) operating in different Chinese cities (including, in addition to the cities as mentioned above, the cities of Langfang, Taiyuan, Nanning, Yantai, Chifeng, Shenyang, Zhongshan, Nanjing, Huaian, Zhuhai, Changzhi, Dalian, Datong, Wuhan, Hangzhou, Dongguan and Guangzhou). The first 4D Ride Dino-Rampage attraction built by the Company commenced its operation in the Beijing FunPlex amusement center in November 2004. The large-size Dino-Rampage attraction in the Tianjin FunPlex was completed in December 2005, and commenced its operation in February 2006. Two Floating Sphere 4D theatres named "Sky Trailer" in Beijing and Chongqing were put into operation in late April 2006.

During the nine months ended September 30, 2006, the Company commenced the construction of two large-sized theme parks located in the cities of Wuhu and Shantou, respectively. The Company expects to complete the theme park located in the city of Shantou by early 2007, while the Wuhu Theme Park is scheduled to be completed by the end of 2007.

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

For the nine months ended September 30, 2006 and 2005, the Chinese financial statements were translated from RMB to USD at the new prevailing closing exchange rates: - for the translation of assets and liabilities (other than equity and reserves), the published closing exchange rate of US 1.00 to RMB 7.97 and US 1.00 to RMB 8.09 were applied, respectively; for revenues, expenses, gains and losses, the weighted average rate of US 1.00 to RMB 8.00 and US 1.00 to RMB 8.25 for the respective periods were used. The resulting translation gains or losses were recorded as a separate component of stockholders' equity. As of December 31, 2005, the Chinese financial statements were translated from RMB to USD at the closing exchange rate of US 1.00 to RMB 8.07.


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

(3)  Revenue generated from revenue sharing operations

Income is recognized based on the agreed percentage of revenue when the revenue from Revenue-Sharing Centers becomes due and receivable. The Company recorded $1,372,343 and $2,863,391 in revenue from its Revenue-Sharing Centers for the three months and nine months ended September 30, 2006, respectively, and $220,996 and $679,938 for the three months and nine months ended September 30, 2005, respectively.

Asset  Impairment:
------------------

The Company reviews its long-lived assets, including its production facilities and the amusement and entertainment equipment used in the Revenue-Sharing Centers, as well as identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based upon undiscounted cash flows expected to be generated by such assets over their expected useful lives. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the nine months ended September 30, 2005, in view of the fact that the business activities of Hytech US reduced substantially and there were no sales contracts secured in 2005, the Company recorded a provision for impairment of $170,950 for the nine months ended September 30, 2005. During the nine months ended September 30, 2006, no impairment charge was recorded.

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

Based on the estimated average price change within different categories of low value stock, the adoption of the accounting principle would have reduced the net income for the year ended December 31, 2005 by $4,293 or 0.35%, while increasing the net loss by $569 or 0.30% and $1,464 or 0.18% for the three months and nine months ended September 30, 2005, respectively. The effect of adopting the new accounting principle would have reduced the inventory and retained earnings as of December 31, 2005 by $4,293. Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections - SFAS No. 154 demands a retrospective application of changes in accounting principles in the comparative prior period financial statements. However, because the impact of the change in accounting principle on the financial statements is immaterial as described above, the Company chose not to apply such retrospective presentation.


CONSOLIDATED RESULTS OF OPERATIONS

The unaudited condensed consolidated statements of operations for the three months and nine months ended September 30, 2005 have been adjusted in order to provide comparisons for segment performance. This adjustment had no effect on the operating results for the period presented.

Three months ended September 30, 2006 and 2005:

REVENUE

For the three months ended September 30, 2006, net sales were $2,361,647 as compared to net sales of $2,057,984 for the three months ended September 30, 2005. Approximately 58.1% and 10.7% of the net sales during the three months ended September 30, 2006 and 2005, respectively, were from the revenues generated from the revenue sharing operations.

During the three months ended September 30, 2006, net contracted sales decreased by $847,684 or 46.1% to $989,304, as compared to $1,836,988 for the three months ended September 30, 2005. This was primarily due to the normal fluctuation of the business since the recognition of revenue from contracted sales was based on actual costs incurred in relation to the stages of completion. During the period, the Company was mainly involved in the construction stages of the two large-size theme park projects in Wuhu and Shantou, respectively. As a result, no significant revenue was recorded in relation to these two projects. In view of the Company's current sales contracts, especially in relation to the theme parks in Wuhu and Shantou, the Company expects that the revenue to be recognized as net contracted sales will increase through 2007 when construction stages in progress are completed.

During the three months ended September 30, 2006, the Company recorded revenues from its Revenue-Sharing Centers totaling $1,372,343 as compared to $220,996 for the three months ended September 30, 2005, representing an increase of $1,151,347 or 521.0%. The increase was mainly attributable to the increased numbers of FunPlex amusement centers (from nine to fourteen) and 4D theaters (from five to eleven) as at September 30, 2006, as compared to the number of Revenue-Sharing Centers as at September 30, 2005. In addition, the official opening of the theme park in Chongqing in late April 2006 contributed ($904,968) to the increase in revenues from Revenue-Sharing Centers. With the scheduled opening of the theme park in Shantou by early 2007, the Company anticipates that revenue from Revenue-Sharing Centers will continue to increase.

GROSS  PROFIT

For the three months ended September 30, 2006, total gross profit was $846,513 or 35.8% of total net sales, as compared to total gross profit of $482,333 or 23.4% of total net sales for the three months ended September 30, 2005. Net of the revenue from the Revenue-Sharing Centers, gross profit margin increased by 5.7% due to an increase in contract profitability. It is anticipated that due to the contracted lower profit margin from the Equipment Sale Contract related to the Wuhu Theme Park, gross profit may decline during the relevant construction period when revenue is recognized. The Company, however, has obtained the right to receive 8% of the theme park's Distributable Income for a period of 15 years from commencement of theme park operation. (See Note 11 (b) to the Condensed Consolidated Financial Statements)

Cost of revenue in relation to contracted sales during the three months ended September 30, 2006 consisted of raw materials, electronic parts, factory consumables, sub-contracting charges and related supplies purchased for fabrication and assembling of the amusement equipment, factory rent, workers wages and salaries, and the depreciation of production facilities. Costs to revenue-sharing operations included cost of souvenirs sold, equipment and venues rental, depreciation for the fixed assets used in the operations, maintenance costs, salaries for staffs and engineers, administrative expenses, and the associated traveling and lodging expenses.

During the three months ended September 30, 2006, total gross profit from Revenue-Sharing Centers was $553,745 or 40.4% of the total segment revenues, as compared to total gross profit of $43,650 or 19.8% of the total segment revenues for the three months ended September 30, 2005. The increase in segment gross profit margin was attributable to the higher profit contribution from certain newly launched Revenue-Sharing Centers, such as the Chongqing Theme Park and the 4D theatre located in the Beijing Amusement Park, which were partially offset by some other less profitable Revenue-Sharing Centers. As most of the Revenue-Sharing Centers are relatively new and have been operating for less than two years (about half of the Revenue-Sharing Centers have been operating for less than one year), these centers are still subject to fluctuation in the numbers of patron visits and thus admission revenue, especially for those Revenue-Sharing Centers located in newly developed business districts which are subject to a temporarily low flow of shoppers and patrons. The local partners of the Revenue-Sharing Centers are adjusting and continuously fine-tuning their promotional and marketing strategies in order to stimulate and maintain the local demand for their respective amusement Revenue-Sharing Centers.

In addition, since November 2005, the operation of the FunPlex center in Dongguan was temporarily suspended due to the local partner's failure to secure a valid license from the local cultural department. It is estimated that the approval process may require approximately nine months. In the meantime, the Company has taken possession of certain high value equipment from FunPlex for immediate use in other sales or cooperation contracts, while the depreciation for the remaining equipment in the FunPlex continued and was charged to costs. In case the local partner fails to obtain the required license by the end of 2006, the Company may consider to terminate the cooperation agreement and transfer all of the remaining assets to other projects.

The Company anticipates that the gross profit from Revenue-Sharing Centers will improve gradually with more efficient management and operations of the existing FunPlex amusement centers due to economies of scale and increased experience. In view of the operation of the Chongqing Theme Park and the gradual opening of theme parks located in Shantou and Wuhu re-scheduled to early 2007 and the end of 2007, respectively, the Company anticipates that the revenue from theme park operations will eventually increase due to the relatively large size of the operation.

SELLING  AND  MARKETING  EXPENSES

Selling and marketing expenses increased by $238,752 or 97.8% to $482,897 for the three months ended September 30, 2006, as compared to $244,145 for the three months ended September 30, 2005. This was primarily due to the increase in marketing, promotional, sales representative offices and exhibition related expenses in 2006, as a result of expanded operations. The Company plans to continue its marketing and promotional efforts in order to increase its business in China and also in overseas markets.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

General and administrative expenses ("G&A Expenses") consist of the management office operating costs of SDCL, FDI, Hytech US, Chongqing FTC and the costs associated with the operation of the Company's executive offices, and the legal and accounting costs associated with the operation of a public company. For the three months ended September 30, 2006, G&A Expenses increased by $36,150 or 10.3% to $385,527 as compared to the G&A Expenses of $349,377 for the three months ended September 30, 2005. Net of the effect of the reduction in general provision for doubtful accounts in 2005, G&A expenses for the three months ended September 30, 2006 and 2005 were substantially equal.

INCOME  (LOSS)  FROM  OPERATIONS

Loss from operations for the three months ended September 30, 2006 decreased by $91,206 to $22,645, as compared to the loss from operations of $113,851 for the three months ended September 30, 2005. The decrease in operating loss was primarily attributable to the increase in gross profit, offset partially by the increase in selling and marketing expenses during the three months ended September 30, 2006.

OTHER  INCOME  (EXPENSE)

For the three months ended September 30, 2006, the Company recorded interest income of $3,620 as compared to $7,835 for the three months ended September 30, 2005. For the three months ended September 30, 2006, interest expense was $36,333 as compared to $47,711 for the three months ended September 30, 2005.

Other income was $18,058 for the three months ended September 30, 2006 as compared to other income of $19,076 for the three months ended September 30, 2005. Other income is mainly comprised of miscellaneous income earned from the sub-letting of part of the Company's factory space temporarily available.

MINORITY  INTERESTS

During the three months ended September 30, 2006, the Company recorded the minority interests' share of loss of $111,360 as compared to the minority interests' share of income of $51,930 for the three months ended September 30, 2005. As of September 30, 2006, the minority interests represented effectively the 60% shareholding in FDI, 30% in Hytech US and 6% in Chongqing FTC.

INCOME  TAX  EXPENSE

The Company is subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which each entity is domiciled. Fantatech Inc. and Hytech US are both Delaware corporations and are subject to the corporation income taxes of the United States of America. Intsys and Megabase are not liable for income taxes in BVI. The Company's Chinese subsidiaries (SDCL) and associates (FDI) located in the City of Shenzhen are subject to Enterprise Income Tax ("EIT") in China at a rate of 15% on net income, while Chongqing FTC is subject to an EIT rate of 33%. Based on the local tax rules in Shenzhen, SDCL was entitled to a tax holiday for the first two years of its operations (years 1999 and 2000) and a 50% reduction of the rate for the third through eighth years (years 2001 to 2006) of operations due to its high technology content of businesses. The provision for taxes on earnings of the Chinese subsidiaries, calculated based on the prevailing accounting standards in China, for the three months ended September 30, 2006 and 2005 were $22,314 and $830, respectively.

NET  INCOME  (LOSS)

The Company recorded a net income of $50,205 for the three months ended September 30, 2006 as compared to a net loss of $192,616 for the three months ended September 30, 2005. The increase in net income is primarily the result of the decrease in the loss from operation and the increase in minority interests' share of losses, offset partially by the increase in income tax during the three months ended September 30, 2006.


Nine months ended September 30, 2006 and 2005:

REVENUE

For the nine months ended September 30, 2006, net sales were $5,840,102 as compared to net sales of $5,240,145 for the nine months ended September 30, 2005. Approximately 49.0% and 13.0% of the net sales during the nine months ended September 30, 2006 and 2005, respectively, were from the revenues generated from the Revenue-Sharing Centers.

During the nine months ended September 30, 2006, net contracted sales decreased by $1,583,496 or 34.7% to $2,976,711, as compared to $4,560,207 for the nine months ended September 30, 2005. This was primarily due to the normal fluctuation of the business since the recognition of revenue from contracted sales was based on actual costs incurred in relation to the stages of completion. During the period, the Company was mainly involved in the initial construction stages of the two large-size theme park projects in Wuhu and Shantou, respectively. As a result, no significant revenue was recorded in relation to these two projects. In view of the Company's current sales contracts, especially in relation to the theme parks in Wuhu and Shantou, the Company expects that the revenue to be recognized as net contracted sales will increase during the remainder of 2006 and through 2007 when construction stages in progress are completed.

During the nine months ended September 30, 2006, the Company recorded revenues from its Revenue-Sharing Centers totaling $2,863,391 as compared to $679,938 for the nine months ended September 30, 2005, representing an increase of $2,183,453 or 321.1%. The increase was mainly attributable to the increased numbers of FunPlex amusement centers (from eight to fourteen) and 4D theaters (from two to eleven) as at September 30, 2006, as compared to the number of Revenue-Sharing Centers as at September 30, 2005. In addition, the official opening of the theme park in Chongqing in late April 2006 contributed ($1,640,290) to the increase in revenues from Revenue-Sharing Centers. With the scheduled opening of the theme park in Shantou by early 2007, the Company anticipates that revenue from Revenue-Sharing Centers will continue to increase.

GROSS  PROFIT

For the nine months ended September 30, 2006, total gross profit was $1,867,466 or 32.0% of total net sales, as compared to total gross profit of $1,302,794 or 24.9% of total net sales for the nine months ended September 30, 2005. Net of the revenue from the Revenue-Sharing Centers, gross profit margin increased by 3.2% due to an increase in contract profitability. It is anticipated that due to the contracted lower profit margins from the Equipment Sale Contract related to the Wuhu Theme Park, the gross profit may suffer a decline pressure during the relevant construction period when revenue is recognized. The Company, however, has obtained the right to receive 8% of the theme park's Distributable Income for a period of 15 years from commencement of theme park operation. (See Note 11(b) to the Condensed Consolidated Financial Statements)

During the nine months ended September 30, 2006, total gross profit from Revenue-Sharing Centers was $992,474 or 34.7% of the total segment revenues, as compared to total gross profit of $107,564 or 15.8% of the total segment revenues for the nine months ended September 30, 2005. The increase in segment gross profit margin was attributable to the higher profit contribution from certain newly launched Revenue-Sharing Centers, such as the Chongqing Theme Park and the 4D Theatre located in the Beijing Amusement Park, but was partially offset by some other less profitable Revenue-Sharing Centers As most of the Revenue-Sharing Centers are relatively new and have been operating for less than two years (about half of the Revenue-Sharing Centers have been operating for less than one year), these centers are still subject to fluctuation in the numbers of patron visits and thus admission revenue, especially for those Revenue-Sharing Centers located in the newly developed business districts which, in turn, are subject to temporary lower-than-normal flow of shoppers and patrons. The local partners of the Revenue-Sharing Centers are continually adjusting and continuously fine-tuning their promotional and marketing strategies in order to stimulate and maintain the local demand for their respective amusement Revenue-Sharing Centers.

In addition, since November 2005, the operation of the FunPlex center in Dongguan was temporarily suspended due to the local partner's failure to secure a valid license from the local cultural department. It is estimated that the approval process may require approximately nine months. If the local partner fails to obtain the required license by the end of 2006, the Company has the options to terminate the cooperation agreement and transfer all the remaining assets to other projects. In the meantime, the Company has taken possession of certain high value equipment from FunPlex for immediate use in other sales or cooperation contracts, while the depreciation for the remaining equipment in the FunPlex has continued and was charged to costs.

The Company anticipates that the gross profit from Revenue-Sharing Centers will improve gradually with more efficient management and operations of the existing FunPlex amusement centers due to economies of scale and increased experience. In view of the operation of the Chongqing Theme Park and the gradual opening of theme parks located in Shantou and Wuhu re-scheduled to early 2007 and the end of 2007, respectively, the Company anticipates that the revenue from theme park operations will eventually increase due to the relatively large size of such operation.

SELLING  AND  MARKETING  EXPENSES

Selling and marketing expenses increased by $399,395 or 61.9% to $1,044,953 for the nine months ended September 30, 2006, as compared to $645,558 for the nine months ended September 30, 2005. This was primarily due to the increase in marketing, promotional, sales representative offices and exhibition related expenses in 2006, as a result of expanded operations. The Company plans to continue its marketing and promotional efforts in order to increase its business in China and also in overseas markets.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

For the nine months ended September 30, 2006, G&A Expenses decreased by $194,323 or 15.8% to $1,038,470 as compared to the G&A Expenses of $1,232,793 for the nine months ended September 30, 2005. This was primarily attributable to the decrease in various general administrative expenses.

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

LOSS  FROM  OPERATIONS

Loss from operations for the nine months ended September 30, 2006 decreased by $530,334 to $218,835, as compared to the loss from operations of $749,169 for the nine months ended September 30, 2005. The reduction was primarily attributable to the increase in gross profit and the decrease in G&A Expenses as well as the provision for impairment of intangible property, offset partially by the increase in selling and marketing expenses during the nine months ended September 30, 2006.

OTHER  INCOME  (EXPENSE)

For the nine months ended September 30, 2006, the Company recorded interest income of $8,230 as compared to $11,106 for the nine months ended September 30, 2005, due primarily to the decrease in the average bank deposit balance in 2006 as a result of the increase in resources allocated to projects under construction.

For the nine months ended September 30, 2006, interest expense was $106,175 as compared to $113,044 for the nine months ended September 30, 2005.

Other income was $186,517 for the nine months ended September 30, 2006 as compared to other income of $48,991 for the nine months ended September 30, 2005. Other income is comprised of miscellaneous income earned from the sub-letting of part of the Company's factory space temporarily available and the receipt of discretionary incentive subsidies from the local government. The increase in other income was primarily attributable to the discretionary incentive subsidy of approximately $133,000 granted to the Company during the nine months ended September 30, 2006.

As the Company successfully developed a set of innovative simulation games, it received the recognition of the Shenzhen Technology Bureau. The Company was eligible and applied for an incentive subsidy under the Bureau's Technology Subsidy Scheme. The Shenzhen Technical Bureau granted a subsidy of approximately $77,000 to the Company as an encouragement for enterprises in China to invest in products with high technology content. In addition, the Company's proprietary Fantawild 4D digital broadcasting system also received high appreciation from the Ministry of Finance and was granted a subsidy of approximately $50,000. The Company also entitled to an incentive income of approximately $6,000 from Shenzhen Trade and Industry Bureau to recognize the Company's success in exporting self-developed high-tech products to the overseas market. No incentive subsidy income was recorded for the nine months ended September 30, 2005.

MINORITY  INTERESTS

During the nine months ended September 30, 2006, the Company recorded the minority interests' share of loss of $318,037, as compared to the minority interests' share of loss of $16,337 for the nine months ended September 30, 2005. As of September 30, 2006, the minority interests represented effectively the 60% shareholding in FDI, 30% in Hytech US and 6% in Chongqing FTC.

INCOME  TAX  EXPENSE

The Company is subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which each entity is domiciled. Fantatech Inc. and Hytech US are both Delaware corporations and are subject to the corporation income taxes of the United States of America. Intsys and Megabase are not liable for income taxes in BVI. The Company's Chinese subsidiaries
(SDCL) and associates (FDI) located in the City of Shenzhen are subject to Enterprise Income Tax ("EIT") in China at a rate of 15% on net income, while Chongqing FTC is subject to an EIT rate of 33%. Based on the local tax rules in Shenzhen, SDCL was entitled to a tax holiday for the first two years of its operations (years 1999 and 2000) and a 50% reduction of the rate for the third through eighth years (years 2001 to 2006) of operations due to its high technology content of businesses. The provision for taxes on earnings of the Chinese subsidiaries, calculated based on the prevailing accounting standards in China, for the nine months ended September 30, 2006 and 2005 were $55,891 and $863, respectively.

EQUITY LOSS RELATED TO AN ASSOCIATED COMPANY

For the nine months ended September 30, 2006, the Company recorded a $18,657 loss reflecting the Company's share of the net loss incurred by Tianjin LFK (limited to the total amount of investment) during the nine months ended September 30, 2006. (See Note 7 to the Condensed Consolidated Financial Statements.)

NET INCOME (LOSS)

The Company recorded a net income of $109,830 for the nine months ended September 30, 2006 as compared to a net loss of $791,847 for the nine months ended September 30, 2005. The increase in net income is primarily the result of the increase in the share of losses by minority interest, the reduction in loss from operation as well as the increase in incentive subsidy, offset partially by the increase in the income tax and the equity loss of an associated company.


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


Operations
----------

During the nine months ended September 30, 2006, the Company's operations provided cash resources of $4,302,197, as compared to the net cash provided by operating activities of $31,034 for the nine months ended September 30, 2005. During the nine months ended September 30, 2006, the Company's cash balance decreased by $1,553,745 to $812,176 at September 30, 2006, as compared to $2,365,921 at December 31, 2005. Taking into account the cash deposited at affiliates' financial clearing centers ("FCCs") (defined in Note 3 to the Condensed Consolidated Financial Statements) the Company's total cash balance decreased by $1,875,312 to $812,337 at September 30, 2006, as compared to $2,687,649 at December 31, 2005. During the nine months ended September 30, 2006, the Company's net working capital decreased by $5,075,840 to a shortfall of -$3,051,930 at September 30, 2006, as compared to $2,023,910 at December 31, 2005, and the Company had a current ratio of 0.75:1 at September 30, 2006, as compared to 1.24:1 at December 31, 2005, representing the total current assets were insufficient to cover the total current liabilities during the nine months ended September 30, 2006.

The decrease in the Company's net working capital was due primarily to the increase in customer deposits received by the Company in relation to the two large-size theme park projects in Wuhu and Shantou, as well as the Company's continuing investment in fixed assets for Revenue Sharing Centers, including 4D theaters, FunPlex centers and theme parks. During the nine months ended September 30, 2006, the Company recorded an increase in fixed assets of approximately $8,720,000 for revenue sharing operations, and an increase in deposits received from customers and related parties of approximately $5,000,000 for construction of the theme parks, which largely accounted for the increase in total current liabilities, and in turn temporarily affecting the Company's current ratio as of September 30, 2006.

The Company has tightened its criteria with respect to partner selection for establishment of additional revenue sharing operations in order to make sure it has sufficient resources to administer its current revenue sharing centers and to complete the contracts on hand, in particular, the contracts related to the two theme parks in Wuhu and in Shantou. Potential partners without self-owned commercial property at a prime city location for potential revenue-sharing operation will not be considered. This is to avoid the possible disputes that may arise between the local partner and the landlord, which may require the Company to relocate its equipment to other suitable sites. With the operation of the theme park in Chongqing and the re-scheduled commencement of the Shantou theme park by early 2007, together with the revenue generated from the contracts on hand as well as other Revenue-Sharing Centers, the Company expects that its net working capital will gradually improved through 2006 and thereafter.

Trade receivables, net of allowance for doubtful debts, decreased by $1,128,743 or 58.2% to $810,691 at September 30, 2006, as compared to $1,939,434 at
December 31, 2005, which was attributable to the repayment by customers of outstanding amounts and the difference in timing of invoicing in the normal course of business. The Company provided a general allowance for doubtful debts of $82,379 and $32,027 as at September 30, 2006 and December 31, 2005, respectively.

As of September 30, 2006, costs and estimated earnings in excess of billings on uncompleted contracts increased by $202,304 or 28.0% to $924,830, as compared to $722,526 at December 31, 2005, which was attributable to the increase in resources utilized in projects under construction. The billings in excess of costs and estimated earnings decreased by $323,485 or 53.2% to $284,619 at September 30, 2006, as compared to $608,104 at December 31, 2005.

Deposits and prepayments made by the Company decreased by $334,284 or 20.8% to $1,273,441 at September 30, 2006, as compared to $1,607,725 at December 31,
2005,  due  to  the  settlement  with  the  suppliers  for  completed  projects.

During the nine months ended September 30, 2006, the total amount of accounts payable, accrued liabilities and other payables increased by $407,842 or 14.9% to an aggregate of $3,148,069, as compared to $2,740,227 at December 31, 2005, which was due primarily to the increase in accrued costs related to certain completed projects, especially the theme park in Chongqing.

The amounts receivable from related parties increased by $200,066 or 103.3% to $393,787 at September 30, 2006, as compared to $193,721 at December 31, 2005 due primarily to the increase in trade receivable due from Hytech HK. The amount payable to related parties increased by $1,615,421 or 207.5% to $2,393,770 at September 30, 2006, as compared to $778,349 at December 31, 2005, which was mainly attributable to the deposit received from Wuhu Huaqiang with respect to its purchase of equipment for the theme park in Wuhu (the deposit is to be used for the equipment purchased under the Sales Contract as mentioned in Note 11(b) and yet to be recognized as sales revenue) as well as the increase in the trade payable due to Hyvision, partially offset by a repayment of the amount due to TLD.

Investing
---------

For the nine months ended September 30, 2006, the Company's investment activities used cash resources of $5,947,305, as compared to $1,701,454 cash used by investment activities for the nine months ended September 30, 2005.

Additions to property, plant and equipment during the nine months ended September 30, 2006 aggregated $6,268,985, of which approximately $6,100,000 was for investment in the Company's Revenue-Sharing Centers. In addition, there was a transfer of construction in progress of approximately $2,500,000 to property, plant and equipment as the Company has materially completed the construction of the equipment used in the Chongqing Theme Park and other Revenue-Sharing Centers. At September 30, 2006, the Company had capital expenditure requirements of approximately $1,750,000 in order to complete current contracts through the end of 2006. The Company believes that it will be able to fund the expected capital expenditures through internal cash flow and external resources.

As at September 30, 2006 and December 31, 2005, the Company maintained cash deposits of $161 and $321,728 at the FCC operated by SHQ, respectively. The cash deposits at the FCC can be withdrawn any time without any restrictions.

Financing
---------

During the nine months ended September 30, 2006, short-term bank loan increased by $30,151 to $2,508,466, as compared to $2,478,315 as of December 31, 2005, which was purely due to the effect of exchange rate change. The Loan is unsecured and accrues interest at a rate of 5.58% per annum. The short-term bank loan was guaranteed by SHQ.

The short-term bank loan will mature on November 25, 2006 and will be re-granted by the bank for a term of one year upon completion of certain required documentation. The loan will still be guaranteed by SHQ.

As at September 30, 2006 and December 31, 2005, the Company had no off-balance sheet arrangements.


ITEM  3.  CONTROLS  AND  PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Members of the Company's management, including its principal executive and financial officers, have evaluated the effectiveness of the Company's disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of September 30, 2006, the end of the period covered by this report. Based upon that evaluation, the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures are effective.

(b)  Changes in Internal Controls

There were no changes in the Company's internal control over or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarterly period ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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



                                        FANTATECH, INC.
                                        ---------------
                                         (Registrant)


Date: November 15, 2006                 By: /s/ GUANGWEI LIANG
                                        ----------------------
                                        Guangwei Liang
                                        Chief Executive Officer


Date: November 15, 2006                 By: /s/ GARY LUI
                                        ----------------
                                        Gary Lui
                                        Chief Financial Officer

                                Index to Exhibits

Exhibit
Number      Description of Document
-------     -----------------------
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