Form 10KSB
period 2006-12-31
FANTATECH INC
filed 2007-04-17
CIK 925663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  fiscal  year  ended  December  31,  2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from  _____________  to  _____________

                        Commission file number:  0-24374

                                 FANTATECH, INC.
          ------------------------------------------------------------
              (Exact name of small business issuer in its charter)

                       Delaware                      62-1690722
            -------------------------------    ----------------------
            (State of other jurisdiction of       (I.R.S. Employer
             incorporation or organization)     Identification Number)

 Suite 1A, 18/F, Tower 1, China Hong Kong City, Tsimshatsui, Kowloon, Hong Kong
-------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:  (852) 2302 1636

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $0.001
                    ----------------------------------------
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The issuer's revenues for the fiscal year ended December 31, 2006 were $16,470,341.

The aggregate market value of the issuer's common stock held by non-affiliates of the issuer was $22,202,595, based on the closing bid price of $1.15 per share on March 15, 2007.

The issuer had 30,096,117 shares of common stock issued and outstanding as of March 15, 2007.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.

                                   Table of Contents

                                                                                 Page
                                                                                 ----
Part I

        Item 1.   Description of Business                                           5
        Item 1A   Risk factors                                                     15
        Item 1B   Unresolved Staff comments                                        18
        Item 2.   Description of Property                                          18
        Item 3.   Legal Proceedings                                                18
        Item 4.   Submission of Matters to a Vote of Security Holders              18

Part II

        Item 5.   Market for Common Equity and Related Stockholder Matters         19
        Item 6.   Management's Discussion and Analysis or Plan of Operation        20
        Item 7.   Financial Statements                                             32
        Item 8.   Changes In and Disagreements with Accountants on Accounting
                   and Financial Disclosure                                        32
        Item 8A.  Controls and Procedures                                          32
        Item 8B.  Other Information                                                32

Part III

        Item 9.   Directors, Executive Officers, Promoters and Control Persons;
                   Compliance with Section 16(a) of the Exchange Act               33
        Item 10.  Executive Compensation                                           36
        Item 11.  Security Ownership of Certain Beneficial Owners and
                   Management and Related Stockholder Matters                      38
        Item 12.  Certain Relationships and Related Transactions                   40
        Item 13.  Exhibits                                                         44
        Item 14.  Principal Accountant Fees and Services                           44

Signatures

Special  Note  Regarding  Forward-Looking  Statements:

This Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words "believes", "expects", "anticipates", "intends", "plans", "may", "will" or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements may include, among others, statements concerning the Company's expectations regarding its business, growth prospects, sales trends, gross margin trends, operating costs, the availability of funds to finance capital expenditures and operations, facility expansion plans, competition, operating results and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures of concerning the Company and its business made elsewhere in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as well as other public reports filed with the United States Securities and Exchange Commission. Investors should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. Except as required by applicable law or regulation, the Company undertakes no obligation to update or revise any forward-looking statement contained in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, whether as a result of new information, future events or otherwise.

                                     PART I


ITEM  1.  DESCRIPTION  OF  BUSINESS

OVERVIEW

Fantatech, Inc. (hereinafter referred to as the "Company", which term shall include, when the context so requires, its subsidiaries and affiliates), formerly Lucas Educational Systems, Inc., was incorporated in the State of Delaware. The Company is engaged in the design, manufacturing, sale and operation of hi-tech entertainment and amusement attractions for group audiences, including simulation attractions and equipment, 3D/4D theatres, indoor entertainment centers ("FunPlex") and outdoor theme parks. All of the Company's operations are located in the People's Republic of China ("China" or the "PRC").

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

In August 2003, SDCL acquired a 40% equity interest in FDI. Shenzhen Huaqiang Industry Company Limited ("SHICL") also holds a 40% equity interest in FDI, and Shenzhen Huaqiang Venture Capital Company Limited ("SHVCCL") holds a 20% equity interest in FDI. FDI is engaged in the sales and marketing of the products of SDCL in China and assists SDCL with soliciting contracts for the development of hi-tech entertainment and amusement centers and theme parks. SHVCCL has assigned all of its management and control rights in FDI to SDCL. SHICL and SHVCCL are affiliates of Shenzhen Huaqiang Holdings Ltd ("SHQ"). The Chairman and President of SHQ are also the Company's Chairman and Chief Executive Officer.

In October 2004, the Company acquired Megabase Investment Limited ("Megabase"), a BVI corporation that owned the remaining 34.59% equity interest in SDCL pursuant to the terms of a share exchange agreement. Upon consummation of the share exchange agreement, Intsys became the sole owner of SDCL.

In June 2005, the Company resolved to set up two management companies in the cities of Chongqing and Tianjin in China, in order to manage the operations of the theme park in Chongqing and the large-size attraction "Dino-Rampage" in the Tianjin FunPlex, respectively. These management companies are intended to facilitate the management and operations of the aforesaid large-size revenue sharing operations and will be budgeted to operate at a break-even level. In late August 2005, Chongqing FTC, with registered capital of approximately $620,000, which is owned 90% by SDCL and 10% by FDI, formally commenced its operations of coordinating the establishment of the Chongqing Theme Park and its subsequent management. In late November 2005, Tianjin LFK, with registered capital of approximately $37,000, which is owned 50% by FDI and 50% by Tianjin Longqiao Property Development Co. Ltd. ("Longqiao PDL"), a third party local partner, formally commenced its operations. There are seven members of the Board of Directors of Tianjin LFK, to which FDI has appointed two directors. INDUSTRY BACKGROUND

Theme Park entertainment products in earlier decades focused primarily on single-track rides such as roller coasters, rotating horses and corsairs which produced the novelty of rectilinear or rotating mechanical movement. Though these products are still in use today, the development and maturity of electronic and control technology allowed the adoption of many technological effects to enhance the entertainment experience, as well as allowing increased safety, reliability, enjoyment and excitement.

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

BUSINESS  SCOPE

The Company is in the high technology ("hi-tech") entertainment and amusement business. Apart from designing, developing, manufacturing and installing hi-tech simulation attractions and equipment for group audiences, the Company also designs and produces special 3D/4D theater systems. The Company has experience in combining computer, digital video and film, simulation, artificial intelligence and system integration technologies to produce comprehensive simulation products which can be installed in a wide variety of venues such as hi-tech amusement centers and theme parks, urban entertainment centers, location-based entertainment complexes, science centers and shopping malls. The Company has marketed and sold a series of hi-tech amusement and entertainment products, as well as 4D theaters that are presently operated in different theme parks, entertainment centers and shopping malls mainly in various Chinese Cities. The Company also exports some of its products to other countries including the United States, Canada, Italy, Israel, Ukraine, Kuwait, Latvia, India, Philippines, Kazakstan and Azerbaijan.

The  main  business  lines  of  the  Company  are  as  follows:

1. Design, development and manufacturing of hi-tech entertainment and amusement equipment and products, including 3D/4D theater systems;

2. Design and construction of hi-tech theme parks and amusement centers, and provision of related consultation services; and 3. Investment in and operation of indoor and outdoor hi-tech entertainment centers and theme parks.

Majority of the Company's customers are located in China, and sales to such customers are generally on an open account basis with a deposit collected in advance. The Company purchases raw materials and components for its products from various suppliers located in China.

PRODUCTS

The  Company  designs,  develops  and  manufactures four categories of products:
FantaWild FunPlexes, FantaWild 4D Theaters, large-size attractions and FantaWild Theme Parks, each which is designed and manufactured to provide virtual reality and simulation entertainment. A FantaWild Theme Park may consist of FunPlex, 4D theater, and different numbers of large-size attractions. "FunPlex" and "FantaWild" are the brand names registered by the Company for these products.

FantaWild  FunPlex

A FantaWild FunPlex is an indoor entertainment center specially designed for shopping malls and recreation areas. It can also be a special attraction zone in a theme park. The size of a FantaWild FunPlex is usually 25,000 to 100,000 square feet, and each can be mounted with up to 50 separate pieces of amusement equipment, which form a unique family-based entertainment center. A FunPlex is normally organized into 8 zones/sections: "FantaZone", "Cartoon City", "VirtualSports", "MechaZone", "FunPlex Photo Studio", "Dragon of Destiny", "FantaWild 4D Theater" and "Haunted House", catering to the diversified needs of all family members. Each section contains attractions that will provide appropriate entertainment experiences to adults, parents, teenagers, youths and young children. In addition, each FantaWild FunPlex has a Redemption Center for purchase of game cards and redemption of gifts. Each zone is modular and can be expanded or swapped with another zone. Each FunPlex is managed by a computerized system which generates daily reports on various performance measures, including revenues, popular games and peak operating hours.

As of December 31, 2006, the Company operated a total of fourteen FunPlexes in different Chinese cities through Revenue-Sharing arrangement (see "Revenue-Sharing Operations" below). Although the Company continuously develops new game equipment and platforms as well as new content in order to maintain the attractiveness of each FunPlex, the operating performance of all such FunPlexes are not satisfactory due to lower than expected numbers of visitors. Subsequent to an evaluation of the carrying value of the equipment for the FunPlexes, the Company has recorded an impairment loss of approximately $4,209,000 for the year ended December 31, 2006. (See Item 6. "Management 's Discussion and Analysis or Plan of Operation").

FantaWild  4D  Theater  System

Theater Systems. The Company's FantaWild 4D theater systems consist of proprietarily designed and patented cylindrical screens that provide a wider viewing angle than a normal 3D theater. The 4D chairs can produce special effects such as vibration, falling, wind blowing, water spraying and leg tickling, which can also be combined with other simulation effects like virtual fog, rain, lightning, air bubbles, and smell, providing both visual, audio and sensory experiences synchronized with the on-screen action according to the plots of the movies. To satisfy the visual requirements of the audiences, the Company also designs and manufactures cylinder-polarizing glasses for viewing the cylindrical pictures. The Company has already sold and installed approximately 56 sets of 4-D theaters in China and other countries.

FantaWild 4D Films. The Company has contracted with its 4D films supplier, Hyvision Digital Film Inc. ("Hyvision"), a related company, to create and develop two to four new independent 4D films per year for exclusive distribution and exhibition at its FantaWild 4D Theaters. FantaWild 4D Theater customers can lease films on a yearly basis through the Company. Shenzhen Huaqiang Technology Co., Ltd. ("SHT"), a significant shareholder (35.53%) of the Company, has a 20% equity interest in Hyvision. The Chief Executive Officer and the Chief Operating Officer of the Company are each directors of Hyvision.

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

The large-size attractions developed by the Company include "4D Ride Dino-Rampage", "Sky Sailor", "Try To Remember", "Space Station", "Journey Into Civilization", "Special Effects Studio", "Conch Bay", "The Milky Way Plaza", "Mysterious River Valley", "Solomon's Seal" and the "Vesuvius".

4D Ride Dino-Rampage is a large-size indoor attraction which integrates the elements of 3D animated movie clips, crafted dioramas, dynamic motion cars, disaster imitation and various performance tricks.

The Sky Sailor is a floating sphere 4D theater which integrates hi-tech elements such as spherical theater screen, large rotating mechanisms and on-site special effects. The "Sky Sailor" theater usually covers about 16,000 square feet, is approximately 82 feet long and is composed of a large hemispherical screen, a dynamic motion-chair suspension system, a rotating platform, a special effects system and 3D animated movie content.

As of December 31, 2006, the Company operated two 4D Ride Dino-Rampage theaters in the cities of Tianjin and Chongqing, respectively. The Company also operated two Sky Sailor theaters located in Beijing and in Chongqing, respectively. The theme park in Chongqing has also been featured with attractions including "Try to Remember", "Space Station", "Journey to Civilization" and "Special Effect Studio". In addition, during the year ended December 31, 2006, other large-size attractions such as "Mysterious River Valley", "Solomon's Seal", "Conch Bay", "Milky Way Plaza" and "Vesuvius" were built for the first time by the Company in Wuhu and Shantou Theme Park.

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

During the year ended December 31, 2006, the Company commenced the operation of its first FantaWild Theme Park in the City of Chongqing ("FantaWild Chongqing"). FantaWild Chongqing consists of 10 large to medium-sized attractions installed in the Chongqing theme park with an area of approximately 300,000 square feet. On January 24, 2006, SDCL, the Company's indirect wholly-owned subsidiary, entered into an equipment sale contract and an equipment installation contract with Wuhu City Huaqiang Tour City Development Co., Ltd. ("Wuhu Huaqiang") with respect to the supply and installation of 22 large to medium- sized attractions for a theme park to be built in the City of Wuhu (See "Item 12. Certain Relationship and Related Transactions"). In addition, the Company was also contracted to build a theme park in the City of Shantou in 2006. It is expected that the Wuhu Theme Park will be completed and commence its operation by October 2007, while the Shantou Theme Park is targeted to be opened at more or less the same period. Both theme parks are a Revenue-Sharing Center of the Company. (See "Revenue-Sharing Operations" below)

The Company operates as both a manufacturer and a seller of hi-tech amusement equipment for its proprietary FantaWild FunPlexes, FantaWild 4D Theaters, large-size attractions and FantaWild Theme Parks, as well as being an operator of these products through revenue-sharing operating arrangements, and with the increasing involvement in the latter in view of management's opinion with respect to the positive growth opportunities in the Chinese market. The Company also provides its products to customers other than local partners of revenue-sharing operations.

REVENUE-SHARING  OPERATIONS

The Company supplies the equipment for each of its 4D theaters, FunPlex indoor entertainment centers, large- size outdoor attractions and theme parks (each, a "Revenue-Sharing Center") through cooperation agreements with local venture partners in various cities in China. The Company selects appropriate partners and sells them a portion of the amusement equipment and machines required to set up a Revenue-Sharing Center. The Company generally provides the balance of the amusement and entertainment equipment required for the Revenue-Sharing Center to its local venture partners in exchange for approximately 30% to 78% share of its gross revenue, depending on the size of the project. The local partners are responsible for operating, promoting, and providing suitable venues for the Revenue-Sharing Centers. In general, the amount of equipment required to be purchased by a local venture partner is calculated such that the Company's gross margin on the purchased equipment covers its internal cost for the balance of the required equipment. The Company also considers the credibility of the local partner and the costs associated with the operating venues. The Revenue-Sharing Centers therefore require only a minimal cash investment on the part of the Company, related primarily to the provision of maintenance services after commencement of the Revenue-Sharing Center operations. With respect to 4D theaters, the Company generally contributes all of the equipment necessary for the theaters while the local partner provides suitable venues. The Company retains all title to the equipment it provides to the Revenue-Sharing Centers
(except for equipment purchased by the venture partner) and may repossess and relocate such equipment if its local venture partners cannot fulfill their obligations under the cooperation agreements. The Revenue-Sharing Center arrangements generally have terms of five to ten years, which are approximately the estimated useful life of the equipment involved.

As of December 31, 2006, the Company had 26 revenue-sharing centers including fourteen FantaWild FunPlexes (two of which were launched in 2006), ten 4D theaters (three of which were launched in 2006), one large-size attraction (which was launched in 2006) and one theme park (which was launched in 2006) which are located in different major cities in China. Approximately 70% of the Revenue-Sharing Centers were launched in 2004 and 2005. In January 2007, the FunPlex centers in Zhuhai and Beijing, and the 4D theater in Guangzhou were closed as the local partners intended to change the venues for other uses due to poor operating performance of these centers. The Company agreed to such termination since these centers could not operate without the support of the local partners. Although the Company repossessed all of the equipment it contributed to these centers for revenue sharing purposes, not all of those equipment have reusable value. Accordingly, the net carrying value of the related equipment may not be fully recoverable. Management of the Company conducted an evaluation of the carrying value of its property, plant and equipment, including those equipment used for its Revenue-Sharing Operations.

In view of the non-profitable performance of all of the fourteen FunPlex Revenue-Sharing Centers during 2006 and the increasing efforts that the Company has placed on the development and operation of theme parks, management has examined the recoverable value of the equipment used in these Revenue-Sharing Centers, including the review of the type, nature, actual wear and tear, mobility, attractiveness, transferability as well as market acceptability of such equipment, taking into account of the estimated undiscounted cash flow for each of the centers. As a result of such evaluation, the Company determined that an impairment loss to the carrying value of the equipment associated with the fourteen FunPlexes and one 4D theater should be approximately $4,209,000 (representing approximately 33% of the total net carrying value of the equipment for the revenue sharing operations). The impairment losses were charged to the operating results for the year ended December 31, 2006

Based on the above evaluation, the Company believes in good faith that the impairment charges were sufficient and adequate in reflecting the carrying value of its equipment in the revenue-sharing centers. The Company uses assumptions regarding the estimated future cash flows and other factors to determine the fair value of its fixed assets. If these estimates or the related assumptions change adversely in the future, the Company may be required to record further impairment charges for the relevant assets.

Taking into account of the termination of two FunPlexes and one 4D theater in January 2007, and the anticipated closure of more FunPlexes in 2007, the total number of its revenue-sharing centers will be reduced. However, management of the Company believes that with the closure of certain less profitable FunPlexes in 2007 and subject to the successful opening of another two larger size theme parks in 2007, the revenue-sharing centers are better structured to continue their operations.

DESIGN  AND  CONSULTING  BUSINESSES

With the accumulation of technical know-how and experience, the Company considered itself mature enough to enter the hi-tech amusement equipment and theme park design businesses in 2005. During the year ended December 31, 2006 and 2005, the Company completed an interior decoration advisory services and the project design contract for the theme park to be built in the City of Wuhu, respectively. In 2006, the Company also rendered its marketing and consultation services to Hyvision, a related company, in relation to the marketability and rental of 3D/4D digital films products.

PRODUCTION

The Company's manufacturing plants are located in Shenzhen, China, where most of its products are designed and manufactured. The Company also uses materials readily available from the market, which may include well-developed software, computer accessories and parts. Certain processes which involve intensive manpower, such as metal works, decorating and packaging, as well as heavy assembling, is generally sub-contracted to other third party factories. However, final assembly, testing and quality control is completed and monitored by the Company's engineers.

The Company's production processes are carried out and handled by the following internal departments:

-    Design Center
-    Research and Development Center
-    System Integration Center
-    Manufacture Center
-    Quality Control Department

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

The Company purchases raw materials from both large international corporations as well as local suppliers in China. As there are many suppliers for those raw materials and components, which are not unique, the Company has not experienced any supply interruptions or shortages. During the years ended December 31, 2006 and 2005, the top five vendors accounted for approximately 69.8% and 50.3% of the Company's total purchases, respectively, of which 28.2% and 21.1% was from Hyvision, respectively.

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

CUSTOMERS

The Company's products are largely sold to customers in China, as well as to overseas customers, including recreation-oriented companies, theme/amusement parks, entertainment centers and individual investors. During the years ended December 31, 2006 and 2005, approximately 5.6% and 7.8% of the Company's contracted sales, respectively, were from the customers located outside of China, which included Ukraine, Kazakstan, and Azerbaijan in 2006, and Latvia, Lithuania, and India in 2005.

Three customers accounted for approximately 33.4%, 13.7% and 12.0% of sales for the year ended December 31, 2006, as compared to three customers accounting for approximately 15.3%, 11.9% and 10.4% of sales for the year ended December 31, 2005. The 33.4% sale in 2006 was from Wuhu Huaqiang, a related party of the Company. As of December 31, 2006, approximately 61.9% (2005: 85.0%) of the Company's accounts receivable was generated by transactions with four customers, of which one customer accounted for approximately 25.8% (2005: 37.2%) of the accounts receivable balance.

The Company does not materially rely on any one customer since most of the Company's contracted sales are generally completed within twelve months. Although most of the FunPlexes are not operated profitably, total revenue from all Revenue- Sharing Centers increased approximately 310% during 2006, attributable mainly to the opening of the Chongqing Theme Park. With the gradual opening of the theme parks located in Shantou and Wuhu in 2007, the Company anticipates that the revenue from theme park operations will eventually increase due to their relative large-size operation. However, there is no assurance that this expectation can materialize when the aforesaid theme parks commence their operations.

REGULATION

The Company is subject to various production and labor laws, environmental and pollution control regulations, public safety rules, taxation and other related rules as promulgated by the local Chinese government relating to its manufacturing operation and production facilities, as well as its business operations in China. The products manufactured by the Company are also subject to various product safety requirements as stipulated by the local authorities where the equipment is being installed. Some of these major national and industry product safety standards include GB8408 -"Safety of Amusement Machines and Amusement Part Equipments", GB18160 - 'Specifications of Amusement Rides Space Gyro Category", GB18166 - "Specifications of Amusement Rides Monorail Category", GB18167 - "Specifications of Amusement Rides Shooting Category" and GB18163 "Specifications of Amusement Rides Astro-fighter Category".

The Company believes that it is in compliance with all major governmental laws and regulations related to its products and facilities; and does not expect any material expenditure in 2007 with respect to such regulations. However, there is no assurance that all of those relevant rules and regulations will not be amended by the government, which could require additional costs for the Company to comply with such changes.
PRODUCT  QUALITY

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

As all of the products designed and produced by the Company mainly generate an audio-visual simulation experience, and have been inspected rigorously internally and externally, together with the safety devices built into each piece of equipment, there is a limited possibility of causing any material injury to the players. The Company has not experienced any material claims against its products due to a safety incident. Local partners of each Revenue-Sharing Center have acquired the necessary public liability insurance as required by relevant rules and regulations.

PRODUCT  DEVELOPMENT

The Company is in the hi-tech industry specializing in entertainment products, which requires know-how in computer technology, video and film technology, simulation, artificial intelligence, and system integration. The development of such know-how and technologies requires continuous investment of large amount of resources, to which the Company is experiencing limitation and pressure on allocating sufficient technical and financial resources for continuous research and development ("R&D"). Despite of such constraints, the Company is still committed to product development in order to create new products and modify existing products to meet market demands, and to redesign existing products for reduction of manufacturing costs while maintaining quality and safety standards. The product development division, which is part of the production department, is staffed with experienced engineers specialized in various practice areas. Product development costs are charged to cost of revenues as incurred. During the years ended December 31, 2006 and 2005, the Company expended $554,256 and $611,268, respectively, in labor and materials costs for R&D.

STRATEGY  AND  COMPETITION

The Company's strategy is to enhance its brand identity and awareness, and to attain greater economies of scale in terms of its production as well as its revenue-sharing operations in FantaWild FunPlex, 4D theater and FantaWild Theme Parks, which will be built upon its research and development capabilities and the strength of its experienced team with a commitment to develop innovative, cutting-edge 3D, 4D and other interactive simulation entertainment products that can create a new standard in the hi-tech entertainment industry in China.

The Company competes with a number of 3D/4D theater providers, game machine manufacturers and indoor attraction developers in the entertainment markets. Management of the Company considers SimEx, Iwerks and IMAX as the major competitors in the 4D theatre field. In addition, home video entertainment products also pose competitive pressure on the Company's indoor FunPlexes centers. In order to increase its competitive edge, the Company concentrates its focus on the development of cylindrical 4D theaters at competitive costs.
Moreover, the Company markets its integrated and comprehensive abilities in designing, developing and producing multiple types of hi-tech entertainment products, large-size attractions and theme parks.

The Company participates in the operation of entertainment centers, 4D theaters and theme parks through its Revenue-Sharing Centers. For the theme park business, there are other kinds of theme parks or fun parks in China, which compete with the Company's operations. However, the theme parks and other Revenue-Sharing Centers operated by the Company will continuously receive technical support from the Company through updated content and new models to maintain their appearance and attractiveness.

The product development and production base of the Company are located in an area which offers a relatively low cost structure when compared to its counterparts abroad. Accordingly, the Company can provide its products at a competitive price.

PATENTS  AND  TRADEMARKS

The Company has registered its patent in the area of stereo cylindrical imaging with the United States Patent and Trademark Office ("USPTO"). In addition, other inventions, such as Amusement Apparatus and Method as well as Virtual Cycling Method and Facilities recognized by the State Intellectual Property Office of China for registration. The trademark "FantaWild" has been registered in the United States and China.

EMPLOYEES

As of March 15, 2007 and 2006, the Company had the following number of employees in the indicated functional areas:

     Function                       2007  2006
     -----------------------------  ----  ----
     Management and administration    70    77
     Engineering and production      202   251
     Product development             116   132
     Sales and marketing              20    42
                                    ----  ----
          TOTAL                      408   502
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


ITEM  1A.  RISK  FACTORS

There are a wide range of factors that could materially affect the future developments and performance of the Company. Apart from the specific factors affecting certain business operations identified in the description of these operations and the financial results of these operations elsewhere in this annual report, the most significant risk factors affecting the Company's operations include the following:

Changes  in the Chinese economic conditions could adversely affect the Company's
--------------------------------------------------------------------------------
businesses.
-----------

A decrease in the economic and income growth in China could adversely affect demand for entertaining products, thus reducing the Company's revenue and earnings, both from direct sales of amusement equipment and revenue sharing operations. A decline in economic conditions could reduce attendance and spending at the Company's theme parks, FunPlex and 4D theaters, and in turn decrease investment in those entertaining operations. In addition, if there is an increase in price levels generally, or for a particular sector such as the housing and energy sector, it could result in a shift in customer demand away from the entertainment products, which could also adversely affect revenues and, at the same time, increase costs.

Fluctuations  in  the  exchange rate between the Chinese currency and the United
--------------------------------------------------------------------------------
States  dollar  could  adversely  affect  the  Company's  operating  results.
-----------------------------------------------------------------------------

The  functional  currency  of  the  Company's  operations in China is "Renminbi"
("RMB"). However, the Company's operating results are translated at average exchange rates into United States ("US") dollars for results reporting purposes. Accordingly, fluctuations in exchange rates may adversely affect the Company's results of operations and the value of assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results.

In order for the Company's subsidiaries in China to pay dividends to their US parent, a conversion of RMB into US dollars ("USD") is required which, if the Chinese government disallowed such conversion, would cause an interruption to the Company's operating cash flow. Under current Chinese law, the conversion of RMB into foreign currency generally requires government approval. The relevant government authorities may impose restrictions that could have a negative impact in the future on the conversion process and upon the Company's ability to meet its cash needs, and to pay dividends to its shareholders. Although, the Company's major Chinese subsidiary, SDCL, is classified as wholly foreign-owned enterprises under current Chinese laws and regulations, which permit its declaration of dividends and repatriation of funds to its parent abroad, any change in this status or the regulations could prevent SDCL from doing so.

Changes  in  regulations  applicable  to the Company's businesses may impair its
--------------------------------------------------------------------------------
profitability.
--------------

The Company's entertaining products are subject to a series of mechanical and electrical safety regulations. The Company's revenue sharing centers, including theme parks, FunPlex and 4D theaters, are also regulated by public safety rules and regulations. Any changes in those relevant rules may require the Company to spend additional amounts to comply with the new regulations, or may restrict its ability to offer products and services as profitable as previously attained.

Changes  in  technologies  and  customer  preferences for entertainment products
--------------------------------------------------------------------------------
could  reduce  the  Company's  sales  and  in  turn  reduce  its  profitability.
--------------------------------------------------------------------------------

Each of the Company's revenue sharing operations creates entertainment products whose continue operation depends largely on customer tastes and preferences that may change in unpredictable ways. The success of the Company's operations and businesses depends on the ability to consistently create and distribute entertaining attractions, facilities and products that meet the changing preferences of the overall entertainment market in China. If the Company's entertainment products do not receive sufficient customer acceptance, the Company's sales and revenue may decline and in turn adversely affect the profitability.

The continue growth of the Company's businesses depends on its ability to develop, adopt and exploit new attractions and technologies to maintain customer interest in its products as well as the attendance at its theme parks, FunPlex and 4D theaters. Latest development in home entertainment technologies affects the consumption pattern, the time and manner as well as the demand for entertainment products outside home. If customers favor alternative entertainment options rather than the entertainment products that the Company offers, it may adversely affect the Company's revenue.

Changes in the financial and economic positions of the Company's related parties
--------------------------------------------------------------------------------
in  China  could  adversely  affect the Company's ability to obtain financing as
--------------------------------------------------------------------------------
well  as  the  supply  of  digital  films.
------------------------------------------

The Company has been relying on the financial clearing center ("FCC") operated by its related parties, including SHQ and SHT, to provide assistance in obtaining bank financing as well as short term loans for its working capital needs. A FCC resembles an internal bank which accepts deposit from and grants loans to its members at the prevailing market rate of interest. It also obtains loans from external commercial banks and in turn sub-lends to its members in order to meet their working capital requirements with less complicated application procedures and no attendant financial charges. The Company's Chinese subsidiaries are members of the FCCs operated by SHT and by SHQ, whose primary roles are coordinating the financial arrangement of its members.

External bank financing usually secured with SHQ acting as the Company's guarantor. Any adverse changes in the financial and economic conditions of SHQ or SHT could have negative impact to the Company's source of financing and borrowing costs.

The Company also depends on Hyvision to supply 4D digital films for integration into its entertaining products. Should there be any change to Hyvision's ability to supply such films, it could affect the Company's production and operations substantially.

The  Company may not be able to secure similar sizeable contracts when the sales
--------------------------------------------------------------------------------
contract  from  a  related  party  is  completed.
-------------------------------------------------

In January 2006, the Company entered a sale contract with Wuhu Huaqiang Tour City Development Co. Ltd., for supply of entertaining equipment of approximately $15,650,000. The contract is expected to be completed in 2007 and 33% of the revenue recognized in 2006 was from this contract. If the Company is unable to obtain new contracts of similar amount subsequent to 2007, its revenue could be significantly affected.

Increased  competitive  pressures  may reduce the Company's revenues or increase
--------------------------------------------------------------------------------
its  costs.
-----------

There are increasing competition from alternative providers of the products and services that the Company offers and from other forms of entertainment, tourism, recreational activities and theme parks. The Company, therefore, must compete to obtain human resources, programming and other resources that it requires in operating its business. For example: the Company's theme parks may have to compete for guests with all other forms of entertainment, tourism and recreation activities. Competition may divert consumers from the Company's products which could reduce the Company's revenue or increase its marketing costs. Competition for the acquisition of resources can increase the cost of producing such products and services.

The  seasonality  of  certain  of  businesses  segment could exacerbate negative
--------------------------------------------------------------------------------
impacts  on  the  Company's  operations.
----------------------------------------

The Company's theme park operation is exerting increasing impact on the Company's overall revenue structure. However, revenue from this segment fluctuates with changes in attendance resulting from the seasonal nature of vacation travel. Peak attendance generally occurs during the summer months, when school vacations occur, and during national holiday periods. Accordingly, if a short term negative impact on the business occurs during a time of high seasonal demand (such as flooding and disease), it could cause a disproportionate effect on the results of that business for the year.

A  variety  of  uncontrollable  events  may  reduce  attendance to the Company's
--------------------------------------------------------------------------------
entertaining  operations
------------------------

The Company's business in the sales of entertaining products and the revenue sharing operations, particularly the outdoor theme parks, are highly dependent on the general environment for domestic travel and tourism within China, as well as the demand for entertainment products. These can be significantly adversely affected as a result of a variety of factors beyond the Company's control, including: adverse weather conditions or natural disasters (such as excessive heat or rain, typhoon and earthquakes); health concerns; and political or social developments in China. These events, and others such as fluctuations in raw materials and energy costs, computer virus attacks or other widespread electronic, electricity or telecommunications failures, may also damage the Company's ability to provide products and services to its customers, which may result in reduction in sales and revenue.

The  Company's  financial  results are based upon estimates and assumptions that
--------------------------------------------------------------------------------
may  differ  from  actual  results.
-----------------------------------

In preparing the Company's financial statements in accordance with U.S. generally accepted accounting principles, several estimates and assumptions are made that affect the accounting for and recognition of assets, liabilities, revenues and costs. These estimates and assumptions have to be made due to certain information that are used in the preparation of the financial statements are dependent on future events and cannot be calculated with precision from available data. The estimates and the assumptions having the element of uncertainty and subjectivity are related to the accounting for asset impairments, revenue and cost recognition as well as stages of contracts completion (including items listed as "billings in excess of cost and estimated earnings on uncompleted contracts" and "cost and estimated earnings in excess of billings on uncompleted contracts"). Actual results for all estimates could differ materially from the estimates and assumptions that the Company used, which could have a material adverse effect on the Company's financial condition and results of operations.

There  may  be  a  limited  public market for the Company's common stock and its
--------------------------------------------------------------------------------
stock  price  may  experience  volatility.
------------------------------------------

Trading of the Company's common stock had been limited and sporadic during the last three years. There can be no assurance that an active trading market for the Company's common stock will occur in the future.

ITEM  1B.  UNRESOLVED  STAFF  COMMENTS

None


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

                                Approximate
                                    Area           Expiration     Approximate
Location            Usage    (in square meters)  Date of Leases  Annual Rental
----------------  ---------  ------------------  --------------  --------------
Hong Kong, China  Office                     30  Jun 2007        $       12,000
Shenzhen, China   Factory                11,169  July 2018       $      180,200
Shenzhen, China   Office                  1,770  Oct 2007        $       68,030
Shenzhen, China   Warehouse                 600  Jan 2007        $          770
Shenzhen, China   Storage                    31  Dec 2007        $        2,300
Shenzhen, China   Dormitory               2,268  Jan 2010        $       38,100

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


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

During the three months ended December 31, 2006, no matters were submitted to a vote of the Company's security holders.

                                     PART II


ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

(a) Market Information

The Company's common stock is traded on the Over-The-Counter Bulletin Board under the symbol "FNTN.OB". During 2006 and 2005, trading activity in common stock was generally limited and sporadic, and should not be deemed to constitute an "established public trading market".

The following table sets forth the range of the adjusted closing prices of the Company's common stock as quoted during the periods indicated. Such prices reflect prices, adjusted for stock splits, between dealers in securities and do not include any adjustments for retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                       HIGH    LOW
                                       -----  -----
YEAR ENDED DECEMBER 31, 2006
-------------------------------------
Three months ended March 31, 2006      $2.00  $1.50
Three months ended June 30, 2006       $2.00  $1.50
Three months ended September 30, 2006  $2.00  $1.50
Three months ended December 31, 2006   $1.50  $1.15


YEAR ENDED DECEMBER 31, 2005
-------------------------------------
Three months ended March 31, 2005      $1.50  $0.20
Three months ended June 30, 2005       $1.00  $0.90
Three months ended September 30, 2005  $1.50  $0.90
Three months ended December 31, 2005   $1.50  $1.50

(b)  Holders

As of March 15, 2007, there were 30,096,117 shares of common stock issued and outstanding as held by approximately 456 shareholders of record.

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

ITEM  6.  MANAGEMENT"S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

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

Most of the Company's customers are located in China, and sales to such customers are generally on an open account basis with a deposit collected in advance. The Company purchases raw materials and components from various suppliers located in China.

During the year ended December 31, 2006, the Company launched two FunPlex indoor entertainment centers in the cities of Tianjin and Xinjiang, three 4D theaters in the cities of Changchun, Kunming and Beihai, and one large-size outdoor attraction in the city of Beijing. In late April 2006, the first theme park built by the Company, featuring ten large-size attractions, commenced its operations in the city of Chongqing. The Company has a revenue-sharing interest in this facility. As at December 31, 2006, there were a total of twenty-six Revenue-Sharing Centers (fourteen FunPlex centers, ten 4D theaters, one large-size outdoor attraction, and one theme park) operating in different Chinese cities (including, in addition to the cities as listed above, the cities of Zhuhai, Changzhi, Dalian, Yantai, Dongguan, Datong, Taiyuan, Langfang, Nanning, Chifeng, Nanjing, Zhongshan, Shenyang, Huaian, Guangzhou and Wuhan). The first 4D Ride Dino-Rampage attraction built by the Company commenced its operation in the Beijing FunPlex amusement center in November 2004. The large-size Dino Rampage attraction in the Tianjin FunPlex was completed in December 2005, and commenced its operation in February 2006. Two Floating Sphere 4D theatres named "Sky Sailer" in Beijing and Chongqing were put into operation in late April 2006.

During 2006, none of the fourteen FunPlex Revenue-Sharing Centers were operated profitably due to insufficient visitors. In January 2007, the FunPlex centers in Zhuhai and Beijing, and the 4D theater in Guangzhou were closed as the local revenue-sharing partners intended to change the venues for other uses due to poor operating performance of these centers. The Company agreed to such termination since these centers could not operate without the support of the local partners. Although the Company repossessed all of the equipment it contributed to these centers for revenue sharing purposes, not all of the equipment has reusable value. Accordingly, the net carrying value of such equipment may not be fully recoverable. Management of the Company conducted an evaluation of the carrying value of its property, plant and equipment, including the equipment used for its Revenue-Sharing Operations.

In view of the non-profitable performance of the FunPlex Revenue-Sharing Centers and the increasing efforts that the Company has placed on the development and operation of theme parks, management has examined the recoverable value of the equipment used in these Revenue-Sharing Centers, including the review of the type, nature, actual wear and tear, mobility, attractiveness, transferability as well as market acceptability of such equipment, taking into account of the estimated undiscounted cash flow for each of the centers. As a result of such evaluation, the Company determined that an impairment loss to the carrying value of the equipment associated with the fourteen FunPlexes and one 4D theater should be approximately $4,210,000 (representing approximately 33% of the total net carrying value of the equipment for the revenue sharing operations). The impairment losses were charged to the operating results for the year ended December 31, 2006

Based on the above evaluation, the Company believes in good faith that the impairment charges were sufficient and adequate in reflecting the carrying value of its equipment in the Revenue-Sharing Centers. The Company uses assumptions regarding the estimated future cash flows and other factors to determine the fair value of its fixed assets. If these estimates or the related assumptions change adversely in the future, the Company may be required to record further impairment charges for the relevant assets.

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

All of the Company's production and majority of its business operations are located in China and are conducted in Renminbi ("RMB"), which is the currency of China. Prior to July 21, 2005, the exchange rate remained stable at approximately US$1.00 to RMB 8.30. On July 21, 2005, the People's Bank of China ("PBC") announced that the RMB would no longer be valued with respect to the United States Dollar, but against a 'basket' of foreign currencies under a managed floating exchange rate regime, and the new official parity exchange rate of USD to RMB was set at US$1.00 to RMB 8.11, to be allowed to float within a band of "0.3 percent around the central parity rate as published by the PBC daily.

As of December 31, 2006 and 2005, the Chinese financial statements were translated from RMB to USD at the prevailing exchange rate. For the translation of assets and liabilities (other than equity and reserves), the published closing exchange rate at December 31, 2006 and 2005 of US 1.00 to RMB 8.07 and US 1.00 to RMB 7.81 were applied, respectively, while for revenues, expenses, gains and losses, the weighted average exchange rate of US 1.00 to RMB 8.20 and US 1.00 to RMB 7.96 for the year ended December 31, 2006 and 2005 were used, respectively. The resulting translation gains or losses were recorded as a separate component of stockholders' equity.


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

Revenue  and  cost  recognition

The Company principally derives its revenue from (1) contract sales of equipment or facilities used in hi-tech amusement centers or theme parks, 3D/4D theaters and the related products; (2) contracts in relation to the design of 4D theater, amusement center, large-size attraction and theme park, as well as any related consultation services; and (3) revenue sharing operations.

Revenue  is  recognized  when  the  following  four  criteria  are  met:

1.   persuasive  evidence  of  an  arrangement  exists,
2.   delivery  has  occurred  or  services  have  been  rendered,
3.   the  price  is  fixed,  and
4.   collectibility  is  reasonably  assured.

(1) Contract sales of equipment or facilities used in hi-tech amusement centers or theme parks, 3D/4D theaters and the related products

(a)  Sale  of  entertainment  and  amusement  products

Revenue from the sale of entertainment and amusement products is recognized when the products are delivered to the customers, installed and tested. Revenue is adjusted for any reduction in sales due to change in product specification or sales discounts offered to the customers.

(b)     Long-term  construction  contract  revenue  and  costs

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

(2) Contracts in relation to the design of 4D theater, amusement center, large-size attractions and theme park, as well as any related consultation services

Design  and  consultation  income  is  recognized  when  services  are rendered.

(3)  Revenue  from  revenue  sharing  operations

Income is recognized based on the agreed percentage of revenue when the revenue from Revenue-Sharing Centers becomes due and receivable. The Company recorded $4,086,680 and $997,342 as revenue from its Revenue-Sharing Centers for the years ended December 31, 2006 and 2005, respectively.

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

In view of the fact that the business activities of Hytech US decreased substantially and there were no sales contracts secured in 2005, the Company recorded a full impairment loss for trademark of $170,950 during the year ended December 31, 2005. There was no impairment of assets recorded in 2006.

During the year ended December 31, 2006, in view of the non-profitable performance of all indoor FunPlex Revenue-Sharing Centers due to insufficient visitors, management of the Company conducted an evaluation of the carrying value of its property, plant and equipment, including the equipment used for its Revenue-Sharing Operations. Management has examined the recoverable value of the equipment used in these Revenue-Sharing Centers, including the review of the type, nature, actual wear and tear, mobility, attractiveness, transferability as well as market acceptability of such equipment, taking into account of the estimated undiscounted cash flow for each of the Centers. As a result of such evaluation, an impairment loss to the carrying value of the equipment associated with all fourteen FunPlex Revenue-Sharing Centers and one 4D theater of approximately $4,210,000 was recorded. The impairment losses were charged to the operating results for the year ended December 31, 2006. The Company uses assumptions regarding the estimated future cash flows and other factors to determine the fair value of its fixed assets. If these estimates or the related assumptions change adversely in the future, the Company may be required to record further impairment charges for the relevant assets.


RECLASSIFICATIONS

For the year ended December 31, 2005, the Company has reclassified certain items in the statements of cash flows categorized under investing activities in order to conform to the current year presentation. These reclassifications had no impact on the Company's working capital resources and operating results for 2005.


CONSOLIDATED  RESULTS  OF  OPERATIONS

Years  Ended  December  31,  2006  and  2005

REVENUE

For the year ended December 31, 2006, net sales were $16,470,341, an increase of $5,190,951 or 46.0%, as compared to net sales of $11,279,390 for the year ended December 31, 2005. Approximately 24.8% and 8.8% of the net sales during the years ended December 31, 2006 and 2005, respectively, were from the revenues generated from all of the Revenue-Sharing Centers.

The increase in net sales was primarily due to the increase in net contracted sales as well as the increase in revenues generated from the Revenue-Sharing Centers, offset partially by the decrease in revenues generated from design and consulting services. During the year ended December 31, 2006, the Company recorded net revenue from its design and consulting services of $685,364, representing a decrease of $1,537,807 or 69.2%, as compared to $2,223,171 for the year ended December 31, 2005. The revenue from design and consulting services recorded in 2006 were mainly attributable to services rendered to related parties, including Wuhu Huaqiang of approximately $393,000 and Hyvision of approximately $292,000. Of the design and consulting revenue recorded in 2005, $1,341,463 was from the design of a theme park for Wuhu Huaqiang.

For the year ended December 31, 2006, net contracted sales increased by $3,639,420 or 45.2% to $11,698,297, as compared to $8,058,877 for the year ended
December 31, 2005. This was primarily due to the increase in revenue recognized from the sales contract in relation to equipment sold to the Wuhu Theme Park and the Shantou Theme Park. In 2006, revenue recognized from the sale of equipment to Wuhu Huaqiang amounted to approximately $5,500,000. As the Company has decided not to enter any contracts regarding the establishment of FunPlex Revenue-Sharing Centers due to the general unsatisfactory operating results of the existing FunPlex centers, and in view of the Company's limited number of sales contracts currently on hand, and based on the stage of completion of the related projects, the Company may not be able to maintain the level of net contracted sales in 2007 as compared to 2006.

For the year- ended December 31, 2006, the Company recorded revenues from its Revenue-Sharing Centers totaling $4,086,680, as compared to $997,342 for the year ended December 31, 2005, representing an increase of $3,089,338 or 309.8%. The increase was mainly attributable to the opening of Chongqing Theme Park (which accounted for approximately $2,590,000 of the revenue). As the scheduled opening of the theme parks in the cities of Wuhu and Shantou will be around October 2007, the Company anticipates that income from Revenue-Sharing Centers will not have any significant changes in 2007 as compared to 2006.

GROSS  PROFIT

The cost of revenue in relation to contracted sales mainly consisted of raw materials, electronic parts, factory consumables, sub-contracting charges and related supplies purchased for fabrication and assembling of the amusement equipment, factory rent, workers wages and salaries, and the depreciation of production facilities. The cost of revenue-sharing operations included depreciation for the fixed assets used in the operations, maintenance costs, salaries for engineers, and the associated travel and lodging expenses. Design and consulting services costs consisted mainly of salaries of designers, engineers, marketing personnel, sub-contracting charges, travel and lodging expenses and other direct costs.

For the year ended December 31, 2006, total gross profit was $4,621,796 or 28.1% of total net sales, as compared to total gross profit of $4,435,154 or 39.3% of total net sales for the year ended December 31, 2005. Excluding the revenue from the Revenue-Sharing Centers and design and consulting services, gross profit margin decreased by 7.8%. The decrease is primarily attributable to the lower profitability from the sale contract related to the equipment sold to Wuhu Huaqiang. The Company, however, has obtained the right to receive 8% of the theme park's Distributable Income for a period of 15 years from commencement of theme park operation (see Item 12. Certain Relationships and Related Transactions). The Company anticipates that based on the construction schedule of the Wuhu Theme Park and the limited number of sales contracts on hand, the gross profit margin from contracted sales will continue to be under pressure during 2007.

For the year ended December 31, 2006, total gross profit from Revenue-Sharing Centers was $1,418,025 or 34.7% of the revenues from this segment, as compared to total gross profit of $180,069 or 18.1% of the total segment revenues for the year ended December 31, 2005. The increase in segment gross profit margin was solely attributable to the Chongqing Theme Park although all the FunPlex centers were not operated profitably. The Company anticipates that the gross profit from Revenue-Sharing Centers will not change substantially in 2007 until the completion of the two theme parks in Wuhu and Shantou. The opening of the

Shantou theme park, initially scheduled to occur early 2007, has been postponed until the third quarter of 2007 due to delays in site preparation by the local partner. The Wuhu theme park is expected to be completed by October 2007. Subject to the successful opening of the two theme parks in late 2007, the Company anticipates that revenue and gross profit from theme park operations may improve gradually. However, there is no assurance that the two new theme parks in Wuhu and Shantou will receive the same level of visitors and revenue as the Chongqing theme park due to differences in demographic and economic characteristics of local customers.

For the year ended December 31, 2006 and 2005, gross profit from design and consulting services was $609,571 and $1,842,277, respectively, representing a margin of 88.9% and 82.9% of the design and consulting services segment net revenue, respectively. Since this business is mainly utilizing the Company's accumulated technical know-how and experience in the hi-tech amusement center and theme park design, it has good satisfactory margin. The cost of sales for design and consulting services are mainly cost of materials purchased, production overheads and business tax on income from design and consulting services. The design and consulting services were provided by the in-house project managers of the Company, who are experienced in preliminary setup, design and coordination work for setting up various revenue sharing centers and the salaries of these project managers are generally classified as administrative expense. As time spent by these in-house project managers on provision of design and consulting services is insignificant, the Company did not have separate record for their time spent on providing design and consulting services. Hence, the cost of sales for design and consulting services had not included labor cost. As this is a new business segment for the Company, it is difficult to estimate the market demand for this particular service, and the Company is therefore not in a position to predict sales revenue trends for this segment. Although it is the Company's intention to increase its marketing efforts in this area, current market responses do not suggest immediate or strong demand for such services. The gross profit from the design and consulting services as recorded in 2006 was solely generated from transactions with related parties (See Item 12. Certain Relationships and Related Transactions).

SELLING  AND  MARKETING  EXPENSES

Selling and marketing expenses increased by $859,539 or 93.4% to $1,779,689 for the year ended December 31, 2006, as compared to $920,150 for the year ended December 31, 2005. This was primarily due to the increase in expenses related to marketing, promotional, sales representative office and exhibition in 2006. The Company will continue its marketing and promotional efforts in order to maintain its business in China and also in overseas markets.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

For the year ended December 31, 2006, general and administrative expenses decreased slightly by $78,700 or 4.5% to $1,674,112, as compared to $1,752,812 for the year ended December 31, 2005.

LOSS  ON  DISPOSAL  OF  FIXED  ASSETS

For the year ended December 31, 2006, the Company recorded a loss of $13,622 on disposal of fixed assets, as compared to a loss of $3,552 for the year ended December 31, 2005, representing the disposal of certain obsolete devices.

The Company reviews its long-lived assets, including the production facilities and the amusement and entertainment equipment used in the revenue sharing operations, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based upon undiscounted cash flows expected to be generated by such assets over their expected useful lives. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended December 31, 2005, no impairment for fixed assets was required, except for the impairment of trademarks as discussed below.

IMPAIRMENT  OF  TRADEMARKS  AND  FIXED  ASSETS

For the year ended December 31, 2005, in view of the substantial reduction of business activities in Hytech US and no sales contracts secured in 2004 and 2005, the Company conducted a re-evaluation of the trademarks associated with Hytech US and the related expected future cash flows. As a result of this evaluation, the Company recorded a full impairment of $170,950 for the trademarks. There was no impairment of intangible assets recorded for the year ended December 31, 2006.

During the year ended December 31, 2006, in view of the non-profitable performance of all FunPlex Revenue-Sharing Centers due to insufficient visitors, management of the Company conducted an evaluation of the carrying value of its property, plant and equipment, including the equipment used for its Revenue-Sharing Operations. Management has examined the recoverable value of the equipment used in these Revenue-Sharing Centers, including the review of the type, nature, actual wear and tear, mobility, attractiveness, transferability as well as market acceptability of such equipment, taking into account of the estimated undiscounted cash flow for each of the centers. As a result of such evaluation, an impairment loss to the carrying value of the equipment associated with all fourteen FunPlex centers and one 4D theater of approximately $4,210,000 was recorded. The impairment losses were charged to the operating results for the year ended December 31, 2006. The Company uses assumptions regarding the estimated future cash flows and other factors to determine the fair value of its fixed assets. If these estimates or the related assumptions change adversely in the future, the Company may be required to record further impairment charges for the relevant assets.

(LOSS)  INCOME  FROM  OPERATIONS

The Company recorded a loss of $3,054,830 from operations for the year ended December 31, 2006, as compared to the income from operations of $1,587,690 for the year ended December 31, 2005. The operating loss incurred in 2006 was primarily attributable to the impairment loss made on equipment related to Revenue-Sharing Centers, and partly due to the increase in selling and marketing expenses.

OTHER  INCOME  (EXPENSE)

For the year ended December 31, 2006, interest income was $14,134, as compared to interest income of $19,709 for the year ended December 31, 2005, due primarily to the decrease in the average bank deposit balance in 2006 as a result of the increase in resources allocated to projects under construction.

For the year ended December 31, 2006, interest expense was $131,244, a slight decrease as a result of the reduced average bank borrowings and short-term loans during 2006, as compared to interest expense of $162,857 for the year ended December 31, 2005.

Other income was $427,907 for the year ended December 31, 2006, as compared to other income of $127,670 for the year ended December 31, 2005. Other income is comprised of miscellaneous income earned from the sub-letting of part of the Company's factory space temporarily available, from the sales of consumable items and repair services for the equipment sold by the Company, and the receipt of a discretionary incentive subsidy from the local government. The increase in other income was attributable to an increase in the discretionary incentive subsidy received by the Company.

As the Company successfully developed a set of innovative simulation games, it received the recognition of the Shenzhen Technology Bureau. The Company was eligible and applied for an incentive subsidy under the Bureau's Technology Subsidy Scheme. During the year ended December 31, 2006, the Shenzhen Technical Bureau granted a subsidy of approximately $170,000 to the Company as an encouragement for enterprises in China to invest in products with high technology content, including a partial refund of the bank loan interest of an amount of $110,000 incurred by the Company. In addition, the Company's proprietary FantaWild 4D digital broadcasting system also received high appreciation from the Ministry of Finance and was granted a subsidy of approximately $50,000. The Company is also entitled to incentive subsidy of approximately $6,000 from Shenzhen Trade and Industry Bureau to recognize the Company's success in exporting self-developed high-tech products to overseas markets. Moreover, the Company's all-digital cylindrical screen stereo film system received the recognition of the Ministry of Information Industry and was granted a subsidy of approximately $126,000. The Company recorded in aggregate approximately $352,000 and $58,500 as incentive subsidies from the government for the years ended December 31, 2006 and 2005, respectively.

MINORITY  INTERESTS

During the year ended December 31, 2006, the Company recorded the minority interests' share of income of $113,148, as compared to the minority interests' share of income of $167,562 for the year ended December 31, 2005. As of December 31, 2006, the minority interests represented an effective shareholder interest of 60% in FDI, 30% in Hytech US and 6% in Chongqing FTC.

INCOME  TAX  EXPENSE

The Company is subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which each entity is domiciled. Fantatech Inc. and Hytechnology Inc. are both Delaware corporations and are subject to the corporation income taxes of the United State of America. Intsys and Megabase are not liable for income taxes in BVI. The Company's Chinese subsidiaries
(SDCL) and associates (FDI) located in the City of Shenzhen are subject to Enterprise Income Tax ("EIT") in China at a rate of 15% on net income, while Chongqing FTC is subject to an EIT rate of 33%. Based on the local tax rules in Shenzhen, SDCL was entitled to a tax holiday for the first two years of its operations (1999 and 2000) and a 50% reduction of the rate for the third through eighth years of operations (2001 to 2006) due to the high technology content of its businesses. For the years ended December 31, 2006 and 2005, the provision for taxes on earnings of the Chinese subsidiaries, calculated based on the prevailing accounting standards in China, was $197,782 and $169,531, respectively.

EQUITY  LOSS  RELATED  TO  AN  ASSOCIATED  COMPANY

For the year ended December 31, 2006, the Company recorded a $18,656 loss reflecting the Company's share of the net loss incurred by Tianjin LFK (limited to the total amount of investment) during the year ended December 31, 2006. (See
Note  10  to  the  Consolidated  Financial  Statements.)

NET  (LOSS)  INCOME

The Company recorded net loss of $3,085,594 for the year ended December 31, 2006 as compared to net income of $1,224,543 for the year ended December 31, 2005. The net loss, despite the net revenue in 2006 increased by 46% as compared to the net revenue in 2005, was primarily due to the impairment loss on fixed assets and partly attributable to the increase in selling and marketing expense as well as the decrease of revenue from design and consulting services.


FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

General

The Company has financed its operations over the past few years primarily from loans from related and unrelated parties, as described below under "Financing".

The Company anticipates that, based on current plans and assumptions relating to its existing operations, its projected cash flow from operations, combined with cash on hand, bank lines of credit, and other external credit sources, and the credit facilities provided by affiliates or related parties, its financial resources will be sufficient to support the Company's working capital requirements for its current operations for the next twelve months. The Company will continue its efforts in arranging external short-term bank loans for its working capital requirements and to seek additional capital to support its operations.

The Company is also monitoring the process of invoicing its customers for project progress payments in order to reduce the carrying amounts of work in progress and the costs incurred in excess of billings on uncompleted contracts. Based on management's evaluation of the Company's short-term cash requirements and liquidity resources, management anticipates that the pressure on the Company's cash flows will gradually be reduced for the next twelve months. In addition, the projected progress payment related to the sale of equipment to the theme parks in Wuhu and Shantou, respectively, will improve the working capital position of the Company during the remainder of 2007.


Operations

During the year ended December 31, 2006, the Company's operations provided cash resources of $8,376,463, as compared to net cash provided by operating activities of $2,488,272 for the year ended December 31, 2005. During the year ended December 31, 2006, the Company's cash balance decreased by $59,764, to $2,306,157 at December 31, 2006, as compared to $2,365,921 at December 31, 2005.
Including cash deposited at the affiliate operated FCC, the Company's total cash and cash deposited at affiliates decreased by $381,322, to $2,306,327 at December 31, 2006, as compared to $2,687,649 at December 31, 2005. During the year ended December 31, 2006, the Company's net working capital decreased by $3,161,478, to ($1,137,569) at December 31, 2006, as compared to $2,023,909 at
December 31, 2005, reflecting a current ratio of 0.90:1 at December 31, 2006, as compared to 1.24:1 at December 31, 2005, representing the total current assets were insufficient to cover the total current liabilities as at December 31, 2006.

The decrease in the Company's net working capital was due primarily to the Company's continuing investment in fixed assets for revenue-sharing centers, including 4D theaters, FunPlex centers and theme parks. During the year ended December 31, 2006, the Company has been concentrating its efforts in the two theme park projects in Wuhu and Shantou, which are both Revenue-Sharing Centers. Although the two projects are progressing within the anticipated schedule, the related progress revenue will not be recognized until the delivery of relevant equipment to the respective sites. Accordingly, the progress payments from the customers totaling approximately $2,520,000 are recorded as current liabilities (approximately $860,000 was invoiced but not recognized, while approximately $1,660,000 was recorded as deposit received). As a result, the Company has a net working capital deficiency of approximately $1,140,000 as of December 31, 2006. The Company expects that the net working capital deficiency is temporary and will gradually return to a positive level once the Company starts to recognize the progress revenue upon delivery of the equipment. In addition, during the year ended December 31, 2006, the Company recorded a net increase in fixed assets of approximately $8,650,000 for revenue-sharing operations, which largely accounted for the decrease in total current assets, and in turn temporarily affecting the Company's current ratio as of December 31, 2006.

With the scheduled delivery of equipment to the Shantou and Wuhu theme parks and their expected opening by October 2007, together with the revenue generated from other Revenue-Sharing Centers, the Company expects that its net working capital will gradually be improved through 2007 and thereafter.

Trade receivables, net of allowance for doubtful accounts, decreased by $1,653,905 or 85.3% to $285,529 at December 31, 2006, as compared to $1,939,434 at December 31, 2005, which was attributable to the settlement of amounts receivable arising from equipment sold. The amount receivable related to equipment sold to Wuhu Huaqiang was classified as related party receivable. The Company has provided a general allowance for doubtful accounts of $90,214 and $32,027 at December 31, 2006 and 2005, respectively.

Inventories decreased by $622,381 or 20.5% to $2,414,706 at December 31, 2006, as compared to $3,037,087 at December 31, 2005, which was the result of an increase in resources used to complete the contracts on hand, especially the two theme parks in Wuhu and Shantou.

As at December 31, 2006, costs and estimated earnings in excess of billings decreased by $23,249 or 3.2% to $699,277, as compared to $722,526 at December 31, 2005. The billings in excess of costs and estimated earnings also increased by $690,832 or 113.6% to $1,298,936 at December 31, 2006 as compared to $608,104 at December 31. The increase was attributable to the postponed delivery of equipment to the Shantou theme park due to delay in site preparation by the local partner.

During the year ended December 31, 2006, the total amount of accounts payable, accrued liabilities and other payables increased by $2,052,398 or 74.9% to an aggregate of $4,792,625, as compared to $2,740,227 at December 31, 2005, which was due to the increase in purchases by the Company in order to fulfill the uncompleted contracts, as well as the increase in VAT payable as a result of the increase in contracted sales.

The amount receivable from related parties increased by $2,519,964 or 1,300.8% to $2,713,685 at December 31, 2006, as compared to $193,721 at December 31, 2005, due primarily to the increase in trade receivable from Wuhu Huaqiang and Hyvision in respect of revenue from equipment sold and consulting service, respectively. The amount payable to related parties increased by $2,393,798 or 307.5% to $3,172,147 at December 31, 2006, as compared to $778,349 at December 31, 2005, primarily as a result of the increase of amount payable for the purchase of digital film products and other components from Hyvision, as well as the payment made on behalf of the Company by Hytechnology Limited ("Hytech HK") and Bilibest Industries Ltd., both are affiliates of SHQ.

Investing

For the year ended December 31, 2006, the Company's investment activities used cash resources of $6,151,020, as compared to $425,547 cash used by investment activities for the year ended December 31, 2005. The increase was mainly due to the significant reduction in deposits at affiliates' FCCs.

Additions to property, plant and equipment during the year ended December 31, 2006 aggregated $6,522,110, of which $6,225,693 was for investment in the Company's Revenue-Sharing Centers. In addition, there was a transfer of construction in progress of approximately $2,500,000 to property, plant and equipment as the Company has materially completed the construction of the equipment used in the Chongqing Theme Park and other Revenue-Sharing Centers. At December 31, 2006, the Company had capital expenditure commitments for 2006 relating to contracts on hand of approximately $1,460,000. The Company believes that it will be able to fund expected capital expenditures through internal cash flow and external resources.

As at December 31, 2006 and 2005, the Company maintained cash deposits of $170 and $321,728 at the FCC operated by SHQ. The cash deposits at the FCC can be withdrawn at any time without any restrictions.

Financing

In order to finance the Company's continuing working capital requirements, the Company has financed its operations with loans from related and unrelated parties.

In August 2005, the Company obtained a bridge loan of approximately $1,000,000 from SHT, a significant shareholder (35.53%) of the Company, at the prevailing market interest rate of 5.58% per annum. This bridge loan was repaid in September 2005 with the proceeds from another temporary short-term loan of $2,224,419 granted by the FCC operated by SHT. The loan from SHT's FCC was unsecured and due and payable on December 29, 2005, had an interest rate of 5.22% per annum, and was guaranteed by SHT. On November 26, 2005, the Company repaid in full the principal and accrued interest on the short-term loan of $2,224,419 granted by the FCC operated by SHT.

In September 2005, the Company obtained additional working capital financing through the FCC of SHQ in the form of short-term loans totaling $1,853,683. The loans from SHQ's FCC were also unsecured, payable in one year at an interest rate of 5.58% per annum, and were guaranteed by SHQ. In November 2005, the Company repaid in full the principal and accrued interest on the short-term loans aggregating $1,853,683 granted by the FCC operated by SHQ.

In November 2005, the Company obtained a one-year short-term loan of approximately $2,478,315 (the "Loan") from the Shenzhen Development Bank Limited ("SDB"). The Loan is unsecured and accrues interest at a rate of 5.58% per annum. The Loan was guaranteed by SHQ and replaced, in part, certain short-term loans obtained by SDCL during 2005. In November 2006, the Company repaid in full the matured principal and accrued interest of the Loan. A new short-term loan of approximately $2,561,000 was subsequently granted by SDB in January 2007. The new loan is unsecured and accrues interest at a rate of 6.12% per annum, and was also guaranteed by SHQ.


CONTRACTUAL  OBLIGATIONS

The following table summarizes the Company's contractual obligations as of December 31, 2006:

Contractual obligations  Payments due by period
-----------------------  ----------------------
Operating Leases
                                 2007            $  319,681
                                 2008               223,130
                                 2009               218,329
                                 2010               180,191
                                 2011               205,933
                         thereafter till 2018     1,338,564
                         ----------------------  ----------
                         Minimum lease payment   $2,485,828
                                                 ==========

Bank  Loans

As  of  December  31, 2006, the Company had no outstanding short-term bank loan.

Capital  Expenditure  Commitments

At December 31, 2006, the Company's commitments for capital expenditures were approximately $1,460,000. This commitment relates to costs to acquire machinery and equipment which are used in the Company's revenue sharing operations.


OFF-BALANCE  SHEET  ARRANGEMENTS

As of December 31, 2006, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.


INFLATION/CURRENCY  MATTERS

The fluctuations of currency exchange rates between Renminbi ("RMB") and United States dollar ("USD") could adversely affect the Company's results of operations. The Company's businesses, which are conducted primarily in China and the sale of its products to corporations in China, are settled in RMB but translated into USD for reporting purposes.

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

On July 21, 2005, the People's Bank of China ("PBC") announced that the RMB would no longer be tied directly to the USD but against a 'basket' of foreign currencies under a managed floating exchange rate regime, and the new official parity exchange rate of USD to RMB was set at US 1.00 to RMB 8.11 (previously, US1.00 to RMB 8.30), to be allowed to float within a band of "0.3 percent around the central parity rate as published by the PBC daily. This quotation of the exchange rates does not imply free convertibility of RMB to USD. All foreign exchange transactions in China continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the PBC. Approval of foreign currency payments by the Foreign Exchange Management Bureau or other institutions requires submitting a payment application together with invoices, shipping documents, signed contracts and other relevant documentation.

The RMB may continue to appreciate in value against the USD in the near future. Exchange rate fluctuations may adversely affect the Company's revenue, the majority of which are from the sales of products in China and are denominated in RMB, but are translated into USD for financial reporting purposes.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company is currently evaluating the provisions of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements. SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The company is currently evaluating the provisions of SFAS No. 157.

In September, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements ("SAB 108"), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The adoption of SAB 108 did not have a significant impact on the consolidated financial statements.

ITEM  7.  FINANCIAL  STATEMENTS.

The consolidated financial statements are listed at the "Index to Consolidated Financial Statements" elsewhere in this document and are included as an appendix hereto.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None


ITEM  8A.  CONTROLS  AND  PROCEDURES

(a)  Evaluation  of  Disclosure  Controls  and  Procedures

Members of the Company's management, including its principal executive and financial officers, have evaluated the effectiveness of the Company's disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2006, the end of the period covered by this annual report. Based upon that evaluation, the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures are effective.

(b)  Changes  in  Internal  Controls

There were no changes in the Company's internal control over or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting


ITEM  8B.  OTHER  INFORMATION

Not  applicable.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table and text sets forth the names and ages of all the directors and executive officers of the Company as of March 15, 2007. The Board of Directors is comprised of only one class of members. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of shareholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the United States securities laws. There are no family relationships between or among any of the directors or executive officers.

Name            Age                  Position held
--------------  ---  ----------------------------------------------
Guangwei Liang   44  Director, Chairman and Chief Executive Officer
Ming Li          50  Director and Chief Operating Officer
Aiguo Deng       71  Director
Zibo Niu         33  Director
Hui Zhao         39  Director, Audit and Compensation Committee
Xiaojun Xie      45  Director, Audit and Compensation Committee
Jun Zhao         40  Director, Audit and Compensation Committee
Zhigang Rong     43  Secretary
Gary Lui         46  Chief Financial Officer

Biographies  of  Directors  and  Executive  Officers

GUANGWEI  LIANG
Mr. Liang has served as a Director and Chief Executive Officer since November 2002, and was subsequently appointed the Chairman on August 2, 2006. Mr. Liang has over 15 years experience in the manufacturing industry. He holds a Bachelors Degree in Computer Science and Application from Shenzhen University, a Masters Degree in Law and a Doctoral Degree in Economics from Wuhan University. Since 1986, he has served in the management level for several electronics corporations in China. He is also the Chairman and President of Shenzhen Huaqiang Holdings Company Limited, a Director of Hyvision Digital Film Inc.,
Shenzhen Huaqiang Industry Company Limited and Wuhu City Huaqiang Tour City Development Co., Ltd.

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

ZIBO  NIU
Mr. Niu was appointed a Director of the Company on August 2, 2006. Mr. Niu holds a Masters Degree from University of Science and Technology of China and has 9 years of experience in the electronic and high technology industries. Mr. Niu is currently a director of Megabase Investment Limited, a wholly owned subsidiary of the Company and a director of Shenzhen Huaqiang Technology Co. Ltd, a significant shareholder of the Company.

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

XIAOJUN  XIE
Mr. Xie was appointed as a Director and a member of the Audit Committee and Compensation Committee of the Company in August 2004. Mr. Xie graduated from Xiangtan University specializing in law. In 1992, he was granted the Professional Lawyer Practicing Certificate. Mr. Xie has been a lawyer in the Hunan Tianfu Law Office and the Vice Director of Guangdong Shenglong Law Office. He is currently a lawyer in the Guangdong Renren Law Office.

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

GARY  LUI
Mr. Lui was appointed as the Chief Financial Officer of the Company in June 2005. Mr. Lui has over 19 years working experiences in various financial and managerial positions. He holds a Bachelor Degree in Social Science and a Master's Degree in Applied Finance. From 1987 to 1995, Mr. Lui worked for public accounting firm as an Accountant, and for other private and public companies as Financial Controller, General Manger and Project Controller. Prior to joining the Company, Mr. Lui was the Vice-President and Chief Financial
Officer of a China-based brewing company listed on the OTC BB in the United States. Mr. Lui is currently a member of the Association of Chartered Certified Accountants and the Hong Kong Institute of Certified Public Accountants. Mr. Lui is also an Independent Director of Courage Marine Group Ltd., a Bermuda registered shipping company listed on the Singapore Stock Exchange.

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

During the year ended December 31, 2006, the Audit Committee reviewed and approved each of the Company's quarterly reports on Form 10-QSB. The Audit
Committee has also reviewed and approved the Company's audited financial statements for the year ended December 31, 2006 and has discussed these financial statements with the Company's management and communicated with the Company's independent auditor.

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

To the best of the Company's knowledge, based solely on its review of the copies of the Section 16(a) reports furnished to it, the Company believes that all individual filing requirements applicable to the Company's directors and executive officers were complied with under Section 16(a) during 2006.

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

Changes  in  Procedures  to  Nominate  Directors

Since the date of the Company's last disclosures pursuant to Item 7(d)(s(ii)(G) of Schedule 14A of the Securities Exchange Act of 1934, as amended, there have been no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors.


ITEM  10.  EXECUTIVE  COMPENSATION

The following table sets forth the compensation paid by the Company to its Principal Executive Officer, Principal Financial Officer and other most highly compensated executive officers during the last two fiscal years. None of the executive officers received annual compensation in excess of $100,000.

                                           SUMMARY COMPENSATION TABLE


                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                               Nonqualified
                                                                Non-equity       Deferred
Name and                                    Stock   Options   Incentive Plan   Compensation     All Other
Principal                 Salary   Bonus   Awards    Awards    Compensation      Earnings     Compensation    Total
Position            Year    ($)     ($)      ($)      ($)           ($)             ($)            ($)         ($)
------------------  ----  -------  ------  -------  --------  ---------------  -------------  -------------  -------
Guangwei Liang      2006   78,000      --       --        --               --             --             --   78,000
Chief Executive     2005   60,000      --       --        --               --             --             --   60,000
Officer, Director   2004   10,000      --       --        --               --             --             --   10,000
and Chairman

Ming Li             2006   32,996      --       --        --               --             --             --   32,996
Chief Operating     2005   31,829      --       --        --               --             --             --   31,829
 Officer, Director  2004   29,548      --       --        --               --             --             --   29,548

Gary Lui            2006   52,000      --       --        --               --             --             --   52,000
Chief Financial     2005   40,000      --       --        --               --             --             --   40,000
 Officer            2004     NA        --       --        --               --             --             --     NA

Zhigang Rong        2006   33,755      --       --        --               --             --             --   33,755
Secretary           2005   32,561      --       --        --               --             --             --   32,561
                    2004   28,735      --       --        --               --             --             --   28,735

Option  Grants  and  Outstanding  Equity  Awards

None of the executive officers or employees received any plan-based grants, options, equity or non-equity incentive awards, qualified or non-qualified deferred compensation during the year ended December 31, 2006 and 2005.

There were no stock-based or equity awards, including option awards and stock awards outstanding as of December 31, 2006 and 2005.

DIRECTOR  COMPENSATION

During the year ended December 31, 2006, the Company held limited number of meetings of its Board of Directors. However, most corporate actions were conducted by unanimous written consent of the Board of Directors. Directors are reimbursed for any out-of-pocket expenses incurred in attending board meetings. The Company has no arrangement for compensation of its Directors for any services provided as a director, including services for committee participation or for special assignments. Currently, the Compensation Committee is reviewing its director compensation policy.


COMPENSATION  COMMITTEE

The Compensation Committee currently consists of Xiaojun Xie, Jun Zhao and Hui Zhao as its members. Mr. Xie has served as the Chairman of the Compensation Committee. The Compensation Committee held one meeting during the year ended December 31, 2006. The Compensation Committee is responsible to assist the Board in establishing the compensation policies and the monitoring of such policies. The Committee also recommends the salaries and incentive compensation of the Company's executive officers, directors and employees.

The Company's compensation program is intended to enable the Company to attract, motivate, reward and retain management talent required to achieve corporate objectives and thereby increase stockholder value. It is the Company's policy to provide incentives to the senior management to achieve both short-term and long-term objectives and to reward exceptional performance and contributions to the development of the Company's business.

The Company's compensation program for its executive officers is administrated and reviewed by the Compensation Committee. Historically, executive compensation consists of a combination of base salary and discretionary bonuses. Individual compensation levels are designed to reflect individual responsibilities, performance and experience, as well as the Company's performance. The determination of discretionary bonuses is based on various factors, including implementation of the Company's business plan, acquisition of assets, development of corporate opportunities and general salary level in the Chinese market.

Although the Compensation Committee believes that executives and non-employee directors should have a substantial equity ownership, both through share ownership and through stock options, to provide long-term incentives which link executive compensation to the Company's long-term performance and return to its shareholders, the Committee and the management of the Company consider that, as majority of the employees are resided in China, and in view of the current business development of the Company, an equity or option incentive plan will only be introduced in due course, since the current level of compensation is sufficient to retain the management team.

The Compensation Committee will annually review and approve, subject to the acceptance of the Board of Directors, the salaries that were paid to the executive officers. It will also review any adjustment of salary for other employees. In recommending the salaries structure, the Compensation Committee takes into account of factors such as the general compensation data and job market in China, the qualitative elements bearing on an individual's experience, responsibilities, management and leadership abilities as well as job performance. Effective January 1, 2007, the Compensation Committee approved and increased the base salary for certain well-performed senior management and employees, ranging from 3% to 8%, as well as the compensation for executive officers for 2006.

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


EMPLOYMENT  AGREEMENTS  AND  ARRANGEMENT

There are currently no consulting agreements between the Company and its executive officers or directors. Apart from following the general Chinese employment rules, regulations and practices, the Company does not maintain separate formal employment agreements with its executive officers. The Company intends to enter into an employment agreement with each executive officer upon the completion of review and recommendation by the Compensation Committee. It is expected that the proposed agreements will contain provisions which are comparable to those of similarly situated companies in the industry with respect to confidentiality, non-competition, intellectual property and terms of reference.

As stipulated by the Chinese government employment regulations, the Company's Chinese subsidiaries and associated companies have a compulsory obligation to contribute to a defined central retirement plans for all of their full-time employees including senior management. During the years ended December 31, 2006 and 2005, the monthly contributions were calculated at 9% and 11%, respectively, of the basic salaries of the full-time employees. The pension costs charged to operations during the years ended December 31, 2006 and 2005 amounted to $105,438 and $110,438 , respectively.


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

As of March 15, 2007, the Company had a total of 30,096,117 shares of common stock issued and outstanding, which is the only issued and outstanding voting equity security of the Company.

The following table sets forth, as of March 15, 2007: (a) the names and addresses of each beneficial owner of more than five percent (5%) of the Company's common stock known to the Company, the number of shares of common stock beneficially owned by each such person, and the percent of the Company's common stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares of common stock beneficially owned, and the percentage of the Company's common stock so owned, by each such person, and by all directors and executive officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                                                                    Percent of
Name and Address                    Amount and Nature of         Shares of Common
of Beneficial Owner                 Beneficial Ownership       Stock Outstanding (1)
-----------------------------       --------------------       ---------------------

Shenzhen Huaqiang Technology
  Company Limited ("SHT")      (2)            10,694,432  (4)                 35.53%

Ming Li
Director and Chief
  Operating Officer            (3)                26,613                       0.09%

Zhigang Rong
Secretary                      (3)                26,613                       0.09%

Hui Zhao
Director and member
  of Audit Committee and
  Compensation Committee       (3)                 8,871                       0.03%

Guangwei Liang
Director, Chairman and
Chief  Executive Officer       (3)                    --                         --

Aiguo Deng
Director                       (3)                    --                         --

Zibo Niu
Director                       (3)                32,984                       0.11%

Xiaojun Xie
Director                       (3)                    --                         --

Jun Zhao
Director                       (3)                    --                         --

Gary Lui
Chief Financial
  Officer                      (3)                    --                         --

All directors and executive
  officers (9 persons)         (3)                95,081  (5)                  0.32%

----------------------------------
(1) Based on 30,096,117 shares of issued and outstanding common stock of the Company.
(2) The address of SHT is Room 2601 and 2603, 26th Floor, Huaqiang Bldg. A, Shennan Zhong Road, Shenzhen 518031, People's Republic of China.
(3) The address of each such person is c/o the Company, Suite 1A, 18/F, Tower 1, China Hong Kong City, Tsimshatsui, Kowloon, Hong Kong.
(4) Included 4,471,469 shares of the common stock of the Company owned by Huaqiang Technology (Hong Kong) Company Limited ("HTHK"), a wholly-owned subsidiary of SHT, and 6,222,963 shares of common stock of the Company owned by Vinsway Holding Limited ("Vinsway"), a wholly-owned subsidiary of HTHK.
(5) On April 4, 2005, SHT acquired from the Chairman, the CEO and two former directors of the Company all of the issued stock of Vinsway, through a share swap for an aggregate 2.5% interest in SHT.

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

During the years ended December 31, 2006 and 2005, SDCL sold its products to FDI for an aggregate price of $191,400 and $4,019,111, respectively, for resale to end customers. During the years ended December 31, 2006 and 2005, FDI collected for SDCL a total of $201,899 and $281,647, respectively, of the net revenue shared from the revenue-sharing centers operated for SDCL.

Contracts  with  related  party

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

Wuhu Huaqiang is a joint venture company incorporated in the City of Wuhu and currently controlled by SHICL, an affiliate of SHQ. The Chairman and President of SHQ is also the Chairman and CEO of the Company. The Chairman and CEO did not participate in the discussion regarding or eventual Board approval of the Sale and Installation Contracts. The Chief Operating Officer ("COO") of the Company is also a director of Wuhu Huaqiang.

During the year ended December 31, 2006, the Company recorded sale revenue from Wuhu Huaqiang of approximately $5,500,000 while no such sale revenue from Wuhu Huaqiang in 2005.

Design  and  consulting  contracts  with  related  party

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

In  November  2006,  FDI  entered  into  a  design  contract with Wuhu Huaqiang.
Pursuant to the contract, FDI had been engaged to perform the interior decoration advisory services for Phase I of the theme park in the City of Wuhu. The design fee was approximately $393,000 and the contract was completed in December 2006.

During the year ended December 31, 2006, FDI also rendered its marketing and consultation services to Hyvision Digital Film Inc. ("Hyvision"), an affiliate of SHQ, in order to enhance the marketability and rental income of its digital 3D/4D film products. The total service fee was approximately $292,000.

Purchases  of  digital  films  and  related  components

During the years ended December 31, 2006 and 2005, SDCL purchased certain components for its products from Hyvision, having a total value of $2,469,613 and $1,167,396, respectively. The CEO, the Secretary (Zhigang Rong) and the COO of the Company are also directors of Hyvision. SHT, a significant shareholder of the Company, has a 20% equity interest in Hyvision.

Sales  to  related  parties

During the years ended December 31, 2006 and 2005, SDCL sold equipment to Hytech HK for an aggregate price of $663,750 and $648,090, respectively. Hytech HK is beneficially owned by Top Link Development Limited ("TLD"), a company controlled by SHQ.


As at December 31, 2006 and 2005, the amounts payable and receivable from related parties are summarized as follows:

                                                  2006           2005
                                             --------------  ------------
Amounts due from:
-----------------
Hytech HK (1)                                $     850,714   $   159,988
Shenzhen Huaqiang Industrial
     and Trading Co. Ltd. ("HIT")(2)                 7,183         7,791
Chunren Xie (3)                                      1,500         1,500
Directors (4)                                       19,298        24,442
Wuhu Huaqiang (5)                                1,540,050            --
Shenzhen Juqiang Construction
     Co. Ltd. ("SJC") (6)                           54,670            --
Shenzhen Huaqiang Information
     Industry Co. Ltd. ("HII") (7)                   3,074            --
Hyvision (8)                                       237,196            --
                                             --------------  ------------
                                             $   2,713,685   $   193,721
                                             ==============  ============

                                                      2006          2005
                                             --------------  ------------
Amounts due to:
---------------
Hytech HK (1)                                $    (908,634)  $  (141,506)
Top Link Development Limited (9)                   (50,000)     (280,000)
Dehou Fang (9)                                     (20,000)      (20,000)
Bilibest Industries Ltd (10)                      (478,947)     (336,843)
Hyvision (8)                                    (1,702,945)           --
SHQ (11)                                           (11,621)           --
                                             --------------  ------------
                                             $  (3,172,147)  $  (778,349)
                                             ==============  ============
------------------------------------------

(1) The amount payable to Hytech HK represents the payment made on behalf of the Company in respect of its administrative expenses incurred outside the China. These amounts are unsecured, non-interest bearing and have no definite term of repayment. The amount due from Hytech HK was the trade receivable that arose from the sales of the Company's products.

(2) HIT is an affiliate of SHQ. This amount represents a payment made by the Company on behalf of HIT in connection with one of the revenue-sharing operations that has since been terminated and moved to another location. The amount is unsecured, non-interest bearing and has no definite term of repayment.

(3)  Chunren  Xie  is  a  30%  minority  shareholder  of  Hytech  US.

(4) Amounts due from directors represent cash advances made for business trips and trade fairs.

(5) The amounts due from Wuhu Huaqiang represent the trade account receivable arising from the construction of the theme park in the City of Wuhu and consultation services provided, as well as the payment made by the Company on behalf of Wuhu Huaqiang related to an exhibition in Shanghai.

(6) SJC is an affiliate of SHQ. The receivable amount due from SJC represents sundry expenses made by the Company on behalf of SJC. The amount is unsecured, non-interest bearing and has no definite term of repayment.


(7) The amount due from Shenzhen Huaqiang Information Industry Co. Ltd. ("HII"), an affiliate of SHQ, represents the amount receivable arising from the Company's disposal of obsolete property, plant and equipment. The
     Secretary  and  the  COO  of  the  Company  are  also  directors  of  HII.

(8) The amount due from Hyvision represents the trade account receivable arising from the market survey and consulting services performed by FDI. The amount due to Hyvision represents the amount payable for the purchase of digital film products and other components from Hyvision.

(9) The amounts due to Top Link Development Limited ("TLD") and Mr. Dehou Fang represent balance of the amounts loaned to Intsys in 2002 for the acquisition of Hytech US and other administrative expenses of the Company. TLD is controlled by SHQ and Mr. Dehou Fang is a director of Intsys. During the year ended December 31, 2006, the Company repaid $230,000 to TLD. The remaining related party loans aggregating $70,000 are unsecured, non-interest bearing and have no definite term of repayment.

(10) The amounts payable to Bilibest Industries Limited, an affiliate of SHQ, represent payments made on behalf of the Company for certain administrative expenses incurred outside China. These amounts are unsecured, non-interest bearing and have no definite term of repayment.

(11) The amount due to SHQ represents the rental expenses of the Company's Shenzhen Office payable to SHQ.

Deposits  at  Financial  Clearing  Centers  Operated  by  Affiliates

Cash on deposit at the financial clearing centers ("FCC") operated by affiliates as at December 31, 2006 and December 31, 2005 is summarized as follows:

                                              December 31, 2006   December 31, 2005
                                              ------------------  ------------------
Financial clearing center operated by:
  Shenzhen Huaqiang Holdings Limited ("SHQ")  $              170  $          321,728
                                              ------------------  ------------------
                                              $              170  $          321,728
                                              ==================  ==================

The Company's China subsidiaries are members of the FCC operated by SHQ. SHQ's role is mainly a coordinator to the financial arrangement of its members.

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

In August 2005, the Company obtained a bridge loan of approximately $1,000,000 from SHT, a significant shareholder (35.54%) of the Company, at the prevailing market interest rate of 5.58% per annum. This bridge loan was repaid in September 2005 with the proceeds from another temporary short-term loan of $2,224,419 granted by the FCC operated by SHT. The loan from SHT's FCC was unsecured due and payable on December 29, 2005, had an interest rate of 5.22% per annum, and was guaranteed by SHT. On November 26, 2005, the Company repaid in full the principal and accrued interest on the short-term loan of $2,224,419 granted by the FCC operated by SHT.

In September 2005, the Company obtained additional working capital financing through the FCC of SHQ of short-term loans totaling $1,853,683. The loans from SHQ's FCC were also unsecured, payable in one year at an annual interest of 5.58%, and were guaranteed by SHQ. In November 2005, the Company repaid in full the principal and accrued interest on the short-term loans aggregating
$1,853,683  granted  by  the  FCC  operated  by  SHQ.

In November 2005, the Company obtained a one year short-term loan approximately $2,478,315 (the "Loan") from Shenzhen Development Bank Limited ("SDB"). The Loan is unsecured and accrues interest at a rate of 5.58% per annum. The Loan was guaranteed by SHQ. In November 2006, the Company repaid in full the principal and accrued interest of the Loan. In view of the current and anticipated working capital position, the Company considered that the Loan was no longer required and therefore, the Loan was not renewed.


ITEM  13.  EXHIBITS

A list of exhibits required to be filed as part of this Annual Report on Form 10-KSB is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.


ITEM  14.  PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES

BDO McCabe Lo Limited ("BDO") has served as the Company's independent registered public accounting firm since November 2005. Services provided to the Company by BDO with respect to the period ended December 31, 2006 consisted mainly of the audit of the Company's consolidated financial statements as well as the review of the Company's quarterly reports. The following is a summary of the related professional fees invoiced to the Company by BDO, and by Weinberg & Company, P.A. ("Weinberg"), the predecessor independent registered public accounting firms of the Company, and Deloitte Touch Tohmatsu ("Deloitte"), the tax representative of the Company, for professional services rendered during the years ended December 31, 2006 and 2005:

                      Year Ended December 31, 2006       Year Ended December 31, 2005
                    ---------------------------------  ---------------------------------
Fee Category            BDO       Winberg   Deloitte       BDO      Weinberg   Deloitte
------------------  -----------  ---------  ---------  -----------  ---------  ---------
Audit Fees          $   114,900  $      --  $      --  $    48,000  $ 164,756  $      --
Audit-Related Fees           --         --         --           --     26,048         --
Tax Services Fees            --         --     21,950           --      6,667     37,750
All Other Fees               --      6,100         --           --      7,200         --
                    -----------  ---------  ---------  -----------  ---------  ---------
Total Fees          $   114,900  $   6,100  $  21,950  $    48,000  $ 204,671  $  37,750
                    ===========  =========  =========  ===========  =========  =========

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

All other fees were fees for products and services other than the services reported above. The fees incurred in 2006 and 2005 was attributable to the change of independent registered public accountant arising from the requirement to obtain consent and review of prior year information as well as other related work.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FANTATECH  INC.
                                        ----------------------------------
                                        (Registrant)

Dated:  April  14,  2007           By:  /s/  GUANGWEI  LIANG
                                        -------------------------------------
                                        Guangwei  Liang
                                        Chief  Executive  Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  April  14,  2007           By:  /s/  GUANGWEI  LIANG
                                        -------------------------------------
                                        Guangwei  Liang
                                        Chief  Executive  Officer
                                          and  Director

Dated:  April  14,  2007           By:  /s/  MING  LI
                                        -------------------------------------
                                        Ming  Li
                                        Chief  Operating  Officer
                                          and  Director

Dated:  April  14,  2007           By:  /s/  GARY  LUI
                                        -------------------------------------
                                        Gary  Lui
                                        Chief  Financial  Officer

Dated:  April  14,  2007           By:  /s/  ZHIGANG  RONG
                                        -------------------------------------
                                        Zhigang  Rong
                                        Secretary

Dated:  April  14,  2007           By:  /s/  AIGUO  DENG
                                        -------------------------------------
                                        Aiguo  Deng
                                        Director

Dated:  April  14,  2007           By:  /s/  HUI  ZHAO
                                        -------------------------------------
                                        Hui  Zhao
                                        Director


Dated:  April  14,  2007           By:  /s/  XIAOJUN  XIE
                                        -------------------------------------
                                        Xiaojun  Xie
                                        Director

Dated:  April  14,  2007           By:  /s/  JUN  ZHAO
                                        -------------------------------------
                                        Jun  Zhao
                                        Director

Dated:  April  14,  2007           By:  /s/  ZIBO  NIU
                                        -------------------------------------
                                        Zibo  Niu
                                        Director

                                INDEX TO EXHIBITS

Exhibit
Number     Description of Document
------
3.1      Certificate of Incorporation (1)

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


31.2     Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (11)

32.1     Officer's Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (11)

32.2     Officer's Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (11)

99.1     Fairness Opinion issued by Palisades Capital Group, LLC dated September 10, 2004 (5)

--------------------
(1)      Filed as an Exhibit to the Company's report on Form S-1 on November 17, 1996, and incorporated herein by reference.

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

(7)      Filed as Exhibit to the Company's Current Report on Form 8-K on October 11, 2005, and
         incorporated herein by reference.

(8)      Filed as Exhibit to the Company's Quarterly Report on Form 10-QSB on November 14, 2005, and
         incorporated herein by reference.

(9)      Filed as Exhibit to the Company's Current Report on Form 8-K on December 1, 2005, and
         incorporated herein by reference.

(10)     Filed as Exhibit to the Company's Current Report on Form 8-K on January 25, 2006, and
         incorporated herein by reference.

(11)     Filed herein.

                        FANTATECH, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


                                                               Pages
                                                               -----
Index                                                          F - 1

Report of Independent Registered Public Accounting Firms       F - 2

Consolidated Balance Sheets as of December 31, 2006 and 2005   F - 3

Consolidated Statements of Operations for the Years
Ended December 31, 2006 and 2005                               F - 4

Consolidated Statements of Comprehensive Income for the Years
Ended December 31, 2006 and 2005                               F - 5

Consolidated Statements of Changes in Stockholders'
Equity for the Years Ended December 31, 2006 and 2005          F - 6

Consolidated Statements of Cash Flows for the Years
Ended December 31, 2006 and 2005                               F - 7

Notes to Consolidated Financial Statements for the Years       F - 8 to F- 32
Ended December 31, 2006 and 2005

             REPORT OFINDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the shareholders and the Board of Directors of Fantatech, Inc.


We have audited the accompanying consolidated balance sheets of Fantatech, Inc. and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits also include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fantatech, Inc. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



BDO McCabe Lo Limited
Hong  Kong,  April  14,  2007

                                     FANTATECH, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS


                                                                        December 31, 2006   December 31, 2005
                                                                       -------------------  ------------------
 ASSETS
 Current assets
   Cash and cash equivalents                                           $        2,306,157   $        2,365,921
   Deposits at affiliates financial clearing centers (note 5)                         170              321,728
   Guaranteed trust fund deposit                                                   10,210                9,330
   Trade receivables, net of allowance for doubtful accounts (note 7)             285,529            1,939,434
   Related party receivables (note 15(f))                                       2,713,685              193,721
   Inventories (note 6)                                                         2,414,706            3,037,087
   Costs and estimated earnings in excess of
      billings on uncompleted contracts (note 8)                                  699,277              722,526
   Deposits and prepayments                                                     1,262,197            1,607,725
   Other receivables                                                              162,857              243,176
                                                                       -------------------  ------------------

 Total current assets                                                           9,854,788           10,440,648

 Interest in an associated company (note 10)                                            -               18,587
 Property, plant and equipment, net (note 9, 16)                                9,429,832            6,661,869
 Construction in progress                                                         362,512            2,576,520
                                                                       -------------------  ------------------
 Total assets                                                          $       19,647,132   $       19,697,624
                                                                       ===================  ==================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
   Short-term bank loan (note 11)                                      $                -   $        2,478,315
   Accounts payable                                                             2,931,051            1,585,030
   Accrued liabilities and other payables                                       1,861,574            1,155,197
   Related party payables (note 15(f))                                          3,172,147              778,349
   Billings in excess of costs and estimated earnings
       on uncompleted contracts (note 8)                                        1,298,936              608,104
   Deposits received                                                            1,728,649            1,811,743
                                                                       -------------------  ------------------

 Total current liabilities                                                     10,992,357            8,416,738

 Minority interests (note 18)                                                   4,674,746            4,289,988

 Commitments and contingencies (note 19)

 Stockholders' equity
   Preferred stock; $0.001 par value; 10,000,000 shares
      authorized; shares issued and outstanding - none                                  -                    -
   Common stock; $0.001 par value; 100,000,000 shares
      authorized, 30,096,117 shares issued and outstanding                         30,096               30,096
   Additional paid-in capital                                                   4,587,190            4,587,190
   (Deficit) retained earnings                                                 (1,433,656)           1,915,800
   Reserve funds                                                                  409,211              145,347
   Accumulated other comprehensive income                                         387,188              312,465
                                                                       -------------------  ------------------

 Total stockholders' equity                                                     3,980,029            6,990,898
                                                                       -------------------  ------------------

 Total liabilities , minority interests and stockholders' equity       $       19,647,132   $       19,697,624
                                                                       ===================  ==================


The accompanying notes are an integral part of these consolidated financial statements.

                          FANTATECH, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


                                                             2006          2005
                                                         ------------  ------------
REVENUE :
  Contracted sales                                       $11,698,297   $ 8,058,877
  Design and consulting services                             685,364     2,223,171
  Revenue sharing operations                               4,086,680       997,342
                                                         ------------  ------------
TOTAL REVENUE                                             16,470,341    11,279,390
                                                         ------------  ------------

COST OF REVENUE:
  Cost of sales                                            9,104,096     5,646,069
  Cost of design and consulting services                      75,793       380,894
  Cost of revenue sharing operations                       2,668,656       817,273
                                                         ------------  ------------
TOTAL COST OF REVENUE                                     11,848,545     6,844,236
                                                         ------------  ------------

GROSS PROFIT                                               4,621,796     4,435,154
                                                         ------------  ------------

OPERATING EXPENSES:
  Selling and marketing                                    1,779,689       920,150
  General and administrative                               1,674,112     1,752,812
  Loss on disposal of property, plant and equipment           13,622         3,552
  Impairment of trademarks                                         -       170,950
  Impairment of property, plant and equipment (note 16)    4,209,203             -
                                                         ------------  ------------
TOTAL OPERATING EXPENSES                                   7,676,626     2,847,464
                                                         ------------  ------------

(LOSS) INCOME FROM OPERATIONS                             (3,054,830)    1,587,690

OTHER INCOME (EXPENSES)
  Interest expense                                          (131,244)     (162,857)
  Other income                                               427,907       127,670
  Interest income                                             14,134        19,709
  Foreign exchange loss                                      (11,975)       (9,746)
                                                         ------------  ------------

(LOSS) INCOME BEFORE INCOME TAX, MINORITY INTERESTS
  AND EQUITY IN LOSS OF AN ASSOCIATED COMPANY             (2,756,008)    1,562,466

MINORITY INTERESTS (note 18)                                 113,148       167,562

INCOME TAXES (note 12)                                       197,782       170,361
                                                         ------------  ------------

(LOSS) INCOME BEFORE EQUITY IN LOSS OF AN                 (3,066,938)    1,224,543
  ASSOCIATED COMPANY

EQUITY IN LOSS OF AN ASSOCIATED COMPANY                      (18,656)            -

                                                         ------------  ------------
NET (LOSS)  INCOME                                       $(3,085,594)  $ 1,224,543
                                                         ============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC AND DILUTED                                       30,096,117    30,096,117
                                                         ============  ============

(LOSS) INCOME PER SHARE (note 14)
   - BASIC AND DILUTED                                   $     (0.10)  $      0.04
                                                         ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                        FANTATECH, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


                                              2006         2005
                                          ------------  ----------
  Net (Loss) Income                       $(3,085,594)  $1,224,543

  Other Comprehensive Income:
      Foreign currency translation gains       74,723      312,465
                                          ------------  ----------

  Comprehensive (Loss) Income              (3,010,871)   1,537,008
                                          ============  ==========


The accompanying notes are an integral part of these consolidated financial statements.


                                            FANTATECH INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                     FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


                                                                                            Retained
                                                 Common Stock              Additional       Earnings        Reserve
                                            Shares          Amount      Paid-In Capital     (Deficit)        Funds
                                       -----------------  -----------  ------------------  ------------  --------------
 Balance, December 31, 2004                   30,096,117  $    30,096  $        4,587,190  $   691,257   $      145,347

   Net income                                          -            -                   -    1,224,543                -

   Foreign currency translation gains                  -            -                   -            -                -

                                       -----------------  -----------  ------------------  ------------  --------------

 Balance, December 31, 2005                   30,096,117  $    30,096  $        4,587,190  $ 1,915,800   $      145,347

   Net (loss) income                                   -            -                   -   (3,085,594)               -

   Foreign currency translation gains                  -            -                   -            -                -

   Transfer to reserve fund                            -            -                   -     (263,864)         263,864

                                       -----------------  -----------  ------------------  ------------  --------------

Balance, December 31, 2006                    30,096,117  $    30,096  $        4,587,190  $(1,433,656)  $      409,211
                                       =================  ===========  ==================  ============  ==============


                                        Accumulated Other       Total
                                          Comprehensive     Stockholders'
                                             Income            Equity
                                       -------------------  -------------
 Balance, December 31, 2004            $                 -  $  5,453,890

   Net income                                            -     1,224,543

   Foreign currency translation gains              312,465       312,465

                                       -------------------  -------------

 Balance, December 31, 2005            $           312,465  $  6,990,898

   Net (loss) income                                     -    (3,085,594)

   Foreign currency translation gains               74,723        74,723

   Transfer to reserve fund                              -             -

                                       -------------------  -------------

Balance, December 31, 2006                         387,188  $  3,980,029
                                       ===================  =============


The accompanying notes are an integral part of these consolidated financial statements.

                                          FANTATECH INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


                                                                                            2006          2005
                                                                                        ------------  ------------
 CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                                        (3,085,594)    1,224,543

 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation expense                                                                    1,836,425       966,077
  Impairment of trademarks                                                                        -       170,950
  Impairment of property, plant and equipment                                             4,209,203             -
  Allowance for doubtful accounts                                                            58,187       (15,657)
  Loss on disposal of property, plant and equipment                                          13,622         3,552
  Foreign exchange loss                                                                      11,975         9,746
  Minority interests                                                                        113,148       167,562
  Equity in loss of an associated company                                                    18,656             -
 Change in operating assets and liabilities:
  (Increase) decrease in --
  Guaranteed unit trust fund                                                                   (880)       (9,330)
  Trade receivables                                                                       1,595,718    (1,452,919)
  Bills receivable                                                                                -       554,217
  Related party receivables                                                              (2,519,964)      283,980
  Inventories                                                                               622,381    (1,244,635)
  Costs and estimated earnings in excess of billings on uncompleted contracts                23,249     1,691,592
  Deposits and prepayments                                                                  345,528      (179,315)
  Other receivables                                                                          80,319       (86,843)
  (Decrease) increase in --
  Accounts payable, accrued liabilities and other payables                                2,052,398     1,360,886
  Related party payables                                                                  2,393,798       127,761
  placeCityBillings in excess of costs and estimated earnings on uncompleted contracts      690,832    (1,021,304)
  Deposits received                                                                         (83,094)      (62,591)
                                                                                        ------------  ------------
 Net cash provided by operating activities                                                8,375,907     2,488,272
                                                                                        ------------  ------------

 CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment                                              (6,522,110)   (4,098,329)
  Proceeds from disposal of property, plant and equipment                                    49,533             -
  Deposits at affiliates financial clearing center                                          321,558     3,691,369
  Interest in an associated company                                                               -       (18,587)
                                                                                        ------------  ------------
 Net cash used in investing activities                                                   (6,151,019)     (425,547)
                                                                                        ------------  ------------

 CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short term bank loan                                                              -     2,478,315
  Proceeds from related party short term loan                                                     -     4,089,219
  Principal repayments on short term loan                                                (2,478,315)   (2,433,735)
  Principal repayments on related party short term loan                                           -    (4,089,219)
                                                                                        ------------  ------------
 Net cash (used in) provided by financing activities                                     (2,478,315)       44,580
                                                                                        ------------  ------------

 EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                    193,663       192,822
                                                                                        ------------  ------------

 NET (DECREASE) INCREASE  IN CASH                                                           (59,764)    2,300,127

 Cash and cash equivalents, at beginning of year                                          2,365,921        65,794
                                                                                        ------------  ------------
 Cash and cash equivalents, at end of year                                              $ 2,306,157   $ 2,365,921
                                                                                        ============  ============

 Supplementary disclosures of cash flow information:
  Interest paid                                                                         $   131,244   $   162,857
                                                                                        ============  ============

  Tax paid                                                                              $   230,120   $   200,432
                                                                                        ============  ============

 Supplemental Disclosure of Non-Cash Investing and Financing Activities:
  Decrease (increase) in construction in progress                                       $ 2,214,008   $  (320,523)
                                                                                        ============  ============


The accompanying notes are an integral part of these consolidated financial statements.

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


1.  ORGANIZATION AND PRINCIPAL BUSINESS

Fantatech, Inc., formerly Lucas Educational Systems, Inc. (hereinafter referred to as the "Company", which term shall include, when the context so requires, its subsidiaries and affiliates) was incorporated in the Delaware in 1996. During November 2002, the Company acquired all of the issued and outstanding shares of Intsys Share Limited ("Intsys") in a reverse acquisition. The Company is engaged in the design, manufacturing, sale and operation of hi-tech entertainment and amusement attractions for group audiences including simulation attractions and equipment, 3D/4D theatres, indoor entertainment centers and outdoor theme parks. The Company's operations are located in the People's Republic of China (the "PRC" or "China"). The Company's wholly owned subsidiaries include Intsys, Shenzhen Digitainment Co., Ltd. ("SDCL") and Megabase Investment Limited ("Megabase"). In addition, the Company's majority controlled companies include Hytechnology Inc. ("Hytech US"), Chongqing FantaWild FunPlex Tour Co. Ltd. ("Chongqing FTC") and Fantatech Development Inc. ("FDI").

In August 2003, SDCL, Shenzhen Huaqiang Industry Company Limited ("SHICL") and Shenzhen Huaqiang Venture Capital Company Limited ("SHVCCL") incorporated FDI. Each of SDCL and SHICL hold a 40% equity interest in FDI with the remaining 20% equity interest held by SHVCCL. FDI is engaged in the sales and marketing of the products of SDCL in China and assists SDCL with soliciting contracts for the development of hi-tech entertainment and amusement centers and theme parks. Subsequent to its formation, SHVCCL assigned all of its management and control rights in FDI to SDCL. SHICL and SHVCCL are affiliates of Shenzhen Huaqiang Holdings Limited ("SHQ"). The Chairman and President of SHQ is also the Chairman and Chief Executive Officer ("CEO") of the Company.

In June 2005, the Company resolved to set up two management companies in the cities of Chongqing and Tianjin in the PRC, in order to manage the operations of the theme park in Chongqing and the Dino-Rampage in Tianjin, respectively. These management companies are intended to facilitate the management and operations of the aforesaid large-size revenue sharing operations and will be budgeted to operate at a break-even level. In late August 2005, Chongqing FantaWild FunPlex Tour Co. Ltd. ("Chongqing FTC"), with registered capital of approximately $620,000, which is owned 90% by SDCL and 10% by FDI, formally commenced its operation in coordinating the establishment of the Chongqing Theme Park and its subsequent management.

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

GOING CONCERN - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the accompanying consolidated financial statements do not purport

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


to represent the realizable or settlement values. During the year ended December 31, 2006, the Company has been concentrating its efforts in the two projects regarding the sale of equipment to the theme parks in the cities of Wuhu and Shantou, respectively. Although the two projects are progressed within the anticipated schedule, the related progress revenue has not been recognized until the delivery of relevant equipment to the respective sites. Accordingly, the progress payments from the customers totaling approximately $2,520,000 are recorded as current liabilities (approximately $860,000 was invoiced but not recognized, while approximately $1,660,000 was recorded as deposit received). As a result, the Company has a net working capital deficiency of approximately $1,140,000 as of December 31, 2006. The Company expects that the net working capital deficiency is temporary and will gradually return to positive level once the Company starts to recognize the progress revenue upon delivery of the equipment.

The Company anticipates that, based on current plans and assumptions relating to its existing operations, its projected cash flow from operations, combined with cash on hand, bank lines of credit, and other external credit sources, and the credit facilities provided by affiliates or related parties, its financial resources are sufficient to support the Company's working capital requirements for its operations for the next twelve months, although there may be temporarily lower levels of working capital at certain times during the course of its business.

Based on management's evaluation of the Company's short-term cash requirements and liquidity resources, management anticipates that the pressure on the Company's cash flows will gradually be reduced for the next twelve months. In addition, the projected progress payment related to the sale of equipment to the theme parks in Wuhu and Shantou, respectively, will improve the working capital position of the Company during the remainder of 2007.

Reclassifications - Certain items in the fiscal 2005 consolidated financial statements have been reclassified to conform to the more meaningful presentation in fiscal 2006. These reclassifications had no effect on the results of operations or financial position for any period presented.


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash  and  cash  equivalents
----------------------------

Cash and cash equivalents include cash on hand, demand and time deposits with banks and liquid investments with an original maturity of three months or less.

Inventories
-----------

Inventories consist of raw materials, work-in-progress, and finished goods, which are held for resale, used in the production of entertainment and amusement equipment that the Company sells, or moved to construction in progress as the components of the amusement centers, large-size attractions or theme parks (see Revenue and cost recognition below). Inventories are stated at the lower of cost, on a first-in, first-out ("FIFO") basis, or net realizable value. Costs of raw materials include purchases and related costs incurred in bringing the products to their present location and condition.

Change in Method of Accounting for Inventory Valuation for Low Value Items -- On January 1, 2006, the Company elected to change its accounting method for low value inventory/stock (i.e. small parts, bolt and nut and consumables) to the weighted average method. In all prior years, inventory was valued using the FIFO method. The new method of accounting for low value inventory/stock was adopted to enhance operating efficiency and resource utilization. The numerous categories of low value items only constitute a small portion of the overall product costs. Management believes that maintenance of such low value inventory with the FIFO method reduced warehouse operating efficiency as well as resource utilization in relation to inventory control.

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


In addition, based on the fast inventory turnover and stable unit price of such low value inventory, the difference between the two methods would not be material. Therefore, the new accounting method of weighted average is preferable to the FIFO method in relation to low value inventory.

Based on the estimated average price change within different categories of low value stock, the adoption of the accounting principle would reduce the net income for the year ended December 31, 2005 by $4,293 or 0.35%. The effect of adopting the new accounting principle would reduce the inventory and retained earnings as of December 31, 2005 by $4,293. Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No.3 ("SFAS No. 154") demands a retrospective application of changes in accounting principles in the comparative prior period financial statements. However, because the impact of the change in accounting principle on the financial statements is immaterial as described above, the Company chose not to apply such retrospective presentation.

The new accounting principle, affecting only low value stock, was adopted by management and approved by the Audit Committee.

Allowance for doubtful accounts
-------------------------------

The Company uses the allowance method to account for doubtful trade receivable. The Company periodically adjusts the allowance for doubtful accounts based on management's continuing review of trade receivable. This analysis by management is based on prior years' experience, as well as an analysis of current economic environment and business trends.

The Company records a full allowance for trade receivable that have been determined legally to be uncollectible or have been outstanding for over 365 days. For trade receivable that have been outstanding for over 180 days, the Company determines an appropriate allowance based on individual circumstances.

During the year ended December 31, 2006, the Company provided $58,187 as general allowance for doubtful and long overdue accounts. During the year ended December 31, 2005, the Company recorded a reversal of $15,657 from the allowance for doubtful accounts. Management expects to continue to update the allowance for doubtful accounts during 2007.

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

Construction in progress
------------------------

Construction in progress is recorded at cost in relation to the construction of the hi-tech amusement centers, large-size attractions and theme parks, usually under revenue sharing operations. Upon the official opening of the amusements centers, large-size attractions and theme parks, the cost of the construction in progress is transferred and recorded as property, plant and equipment.

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


Trademarks
----------

The identifiable intangible asset of the Company was the trademark acquired in a business combination in relation to Hytech US in 2002. The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Under the provisions of SFAS No. 142, identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized. Based on the then operating results, sales forecast and business plan, the trademarks had been determined to have an indefinite life and were therefore not being amortized. During the year ended December 31, 2005, in view of the reduced business activities of Hytech US, including the fact that there were no sales contracts secured as budgeted in 2004 and 2005, the Company conducted a re-evaluation of the intangible assets associated with trademarks registered by Hytech US and the related expected future cash flows. As a result of this evaluation, the Company recorded a full provision for impairment of $170,950 during the year ended December 31, 2005. During the year ended December 31, 2006, no impairment charge was recorded.

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

Revenue  and  cost  recognition
-------------------------------

The Company principally derives its revenue from (1) contract sales of equipment or facilities used in hi-tech amusement centers or theme parks, 3D/4D theaters and the related products; (2) contracts in relation to the design of 4D theater, amusement center, large-size attraction and theme park, as well as any related consultation services; and (3) revenue sharing operations.

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


Revenue  is  recognized  when  the  following  four  criteria  are  met:

1.   persuasive evidence of an arrangement exists,
2.   delivery has occurred or services have been rendered,
3.   the price is fixed, and
4.   collectibility is reasonably assured.

(1) Contract sales of equipment or facilities used in hi-tech amusement centers or theme parks, 3D/4D theaters and the related products

(a)  Sale of entertainment and amusement products

Revenue from the sale of entertainment and amusement products is recognized when the products are delivered to the customers, installed and tested. Revenue is adjusted for any reduction in sales due to change in product specification or sales discounts offered to the customers.

(b)  Long-term contract revenue and costs

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

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


(2) Contracts in relation to the design of 4D theater, amusement center, large-size attractions and theme park, as well as any related consultation services

Design  and  consultation  income  is  recognized  when  services  are rendered.

(3)  Revenue from revenue sharing operations

Income is recognized based on the agreed percentage of revenue when the revenue from the revenue sharing operations becomes due and receivable. The Company recorded $4,086,680 and $997,342 as revenues from its revenue sharing operations for the years ended December 31, 2006 and 2005, respectively.

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

Government  subsidies
---------------------

A government subsidy is recognized only when there is reasonable assurance that the enterprise will comply with any conditions attached to the grant and the grant will be received.

Stock based compensation
------------------------

On January 7, 2004, the Company granted stock options to purchase 2,000,000 shares common stock to certain officers and key employees of the Company at an exercise price of $1.00 per share. Effective from October 10, 2005, all of the Company's outstanding options were cancelled. As at December 31, 2006 and 2005, there were no stock options issued and outstanding, respectively.

Income per share
----------------

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

As no options or other dilutive securities were outstanding as of December 31, 2006 and 2005, basic and diluted EPS are the same for all periods presented.

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


Comprehensive Income
--------------------

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", ("SFAS No. 130") established standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by stockholders and distributions to stockholders, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. The Company recorded other comprehensive income from change in foreign currency translation of $74,723 and $312,465 for the years ended December 31, 2006 and 2005, respectively.

Product development
-------------------

Product development costs are expensed to operations as incurred. During the years ended December 31, 2006 and 2005, a total of approximately $554,256 and $611,268, respectively, in labor and materials costs were incurred for product development purposes, which had been expensed as direct costs of sales.

Reserve funds
-------------

In accordance with the PRC Companies Law, the Company's PRC subsidiary and controlled associated company are required to transfer a percentage of its profit after taxation, as determined in accordance with PRC accounting standards and regulations, to the surplus reserve funds upon dividend distribution. The surplus reserve funds are comprised of the statutory surplus reserve fund and the welfare reserve fund. Subject to certain restrictions set out in the PRC Companies Law, the statutory surplus reserve fund may be distributed to stockholders in the form of share bonus and/or cash dividends. The welfare fund is non-distributable and must be used for the benefits of all the staff of the enterprise. During the year ended December 31, 2006, SDCL declared and paid dividend of $350,000, and transferred $263,864 to the statutory reserve funds from its retained earnings. During the year ended December 31, 2005, no dividend distribution or transfer of reserve funds was recorded.

Foreign currency translation
----------------------------

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

On July 21, 2005, the People's Bank of China ("PBC") announced that the RMB would no longer be tied directly to the USD but against a 'basket' of foreign currencies under a managed floating exchange rate regime, and the new official parity exchange rate of USD to RMB was set at US 1.00 to RMB 8.11 (previously, USD1.00 to RMB 8.30), to be allowed to float within a band of "0.3 percent around the central parity rate as published by the PBC daily. The Company recorded and adjusted its exchange rate applicable to the translation of financial information in accordance with the announced change as of the effective date. Accordingly, as of December 31, 2006, the Chinese financial statements were translated from RMB to USD at the new prevailing exchange rate. For assets and liabilities (other than equity and reserves) translation, the

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


published closing exchange rate of USD 1.00 to RMB 7.81 was applied, while for revenues, expenses, gains and losses, the weighted average rate of USD 1.00 to RMB 7.96 was used for translation. The resulting translation gains or losses were recorded as a separate component of stockholders' equity.

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

Fair  values  of  financial  instruments
----------------------------------------

The Company values its financial instruments as required by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". The Company's financial instruments primarily consist of cash and cash equivalents, deposits at affiliates financial clearing centers, trade receivable, other receivables, prepayments, accounts payable and accruals, short-term loans and amount due to and due from related parties. Net of the allowance made for doubtful trade receivable, the carrying values of these financial instruments approximate the fair values in view of their short-term maturities.

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

Foreign currency risk
---------------------

The RMB is not a freely convertible currency. The State Administration for Foreign Exchange, under the authority of the PBC, controls the conversion of RMB into foreign currencies. The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market.

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

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


Recently issued accounting pronouncements
-----------------------------------------

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company is currently evaluating the provisions of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements. SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The company is currently evaluating the provisions of SFAS No. 157.

In September, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements ("SAB 108"), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The adoption of SAB 108 did not have a significant impact on the consolidated financial statements.

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

In August 2002, Intsys established Hytechnology Limited ("Hytech HK"), a Hong Kong company in which Intsys owns a 99% equity interest. Hytech HK was engaged in the sales and marketing of entertainment products, including the products of SDCL. On May 12, 2004, the Company sold its entire interest in Hytech HK to Top Link Hi-Tech Development (H.K.) Limited ("Top Link") for $1,277. The sale price represented the value of the issued capital of Hytech HK. The carrying value of Hytech HK at the time of disposal was ($747), which amount had previously been written off. Top Link is a Hong Kong corporation ultimately owned by Shenzhen Huaqiang Holdings Ltd. ("SHQ"). The Chairman and President of SHQ is also the
Chairman  and  CEO  of  the  Company.

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

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


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

Subsequent to the reverse stock split and the issuance of the 10,000,000 shares of common stock, the Company had a total of 30,096,117 shares of common stock issued and outstanding.


5.   DEPOSITS AT AFFILIATES FINANCIAL CLEARING CENTERS

Cash on deposit at the financial clearing centers ("FCC") operated by affiliates as at December 31, 2006 and December 31, 2005 is summarized as follows:

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


                                        2006     2005
                                        -----  --------
Financial clearing center operated by:
  Shenzhen Huaqiang Holdings Limited    $ 170  $321,728
                                        =====  ========

The Company's Chinese subsidiaries are members of the FCC operated by SHQ. As described below, the role of SHQ is to primarily coordinate the financial arrangement of its members via the FCC. The Company has cash on deposit at the FCC.

A FCC resembles an internal bank that accepts deposits from and grants loans to its members at the prevailing market rate of interests. A FCC also obtains loans from external commercial banks and then in turn sub-lends to its members in order to meet their working capital requirements with less complicated application procedures and no attendant financial charges. The cash deposits at the FCC can be withdrawn any time without any restrictions, except that the respective FCC can collect directly from the Company's account any overdue loan principal and accrued interest in case the Company is in default in its repayment obligations.

6.   INVENTORIES

Inventories  at  December  31,  2006  and  2005  are  summarized  as  follows:

                     2006       $2005
                  ----------  ----------
Raw materials     $  809,577  $1,766,203
Work-in-progress   1,487,655   1,140,725
Finished goods       117,474     130,159
                  ----------  ----------
                  $2,414,706  $3,037,087
                  ==========  ==========

7.   TRADE  RECEIVABLES

The Company's trade receivables are reported in the consolidated balance sheet net of allowances of doubtful accounts. Trade receivables comprise:

                                          2006        2005
                                        ---------  -----------
Gross trade receivables                 $375,743   $1,971,461
Less: Allowance for doubtful accounts    (90,214)     (32,027)
                                        ---------  -----------
                                        $285,529   $1,939,434
                                        =========  ===========

Movement of allowance for doubtful accounts during the years ended December 31, 2006 and 2005 are summarized as follows:

                                          2005      2006
                                         -------  ---------
Balance as at January 1,                 $32,027  $ 47,684
Provided (written back) during the year   58,187   (15,657)
                                         -------  ---------
Balance as at December 31,               $90,214  $ 32,027
                                         =======  =========

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


8. COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS / BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts as of December 31, 2006 and 2005 are summarized as follows:

                                                         2006           2005
                                                     -------------  -------------
Cumulative costs incurred on uncompleted contracts   $ 22,391,872   $ 12,127,482
Cumulative estimated earnings to date                   5,133,243      2,808,758
                                                     -------------  -------------
                                                       27,525,115     14,936,240
Less: Billings to date                                (28,124,774)   (14,821,818)
                                                     -------------  -------------
                                                     $   (599,659)  $    114,422
                                                     =============  =============

Included in the accompanying balance sheets under the following captions are the following:

                                                        2006         2005
                                                    ------------  ----------
Costs and estimated earnings in excess of billings
  on uncompleted contracts                          $   699,277   $ 722,526
Billings in excess of costs and estimated earnings
  on uncompleted contracts                           (1,298,936)   (608,104)
                                                    ------------  ----------
                                                    $  (599,659)  $ 114,422
                                                    ============  ==========

9.   PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment as at December 31, 2006 and 2005 consisted of the following:

                                                            2006          2005
                                                        ------------  ------------
Leasehold improvements                                  $   481,131   $   441,465
Plant and machinery                                         596,109       528,648
Equipment for revenue sharing operations                 14,982,662     6,330,547
Furniture and fixtures                                      115,381       110,829
Computers and equipment                                     937,605     1,059,747
Motor vehicles                                              367,873       285,462
                                                        ------------  ------------
                                                         17,480,761     8,756,698
Less: Impairment loss of equipment for
           revenue sharing operations                    (4,290,046)            -
                                                        ------------  ------------
                                                         13,190,715     8,756,698
Less: Accumulated depreciation and
           amortization (net of write off on disposal)   (3,760,883)   (2,094,829)

                                                        ------------  ------------
                                                        $ 9,429,832   $ 6,661,869
                                                        ============  ============

Depreciation charge was $1,836,425 and $966,077 for the years ended December 31, 2006 and 2005, respectively.

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


10.  INTEREST IN AN ASSOCIATED COMPANY

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

The condensed statements of operations of Tianjin LFK for the year ended December 31, 2006 are as follows:

                                                          Year ended
                                                       December 31, 2006
                                                      -------------------
Net sales                                             $          548,169
                                                      ===================
Net income (loss)                                     $          (81,851)
                                                      ===================
The Company's share of net loss                       $          (18,656)
                                                      ===================
Income (loss) in excess of investment (unrecognized)  $          (22,270)
                                                      ===================

Reconciliation  of  the  investment  in  Tianjin  LFK  is  as  follow:

                                            Interest in an
                                          associated company
                                         --------------------
As at January 1, 2006                    $            18,587
Effect of changes in exchange rate                        69
Equity in loss of an assoicated company              (18,656)
                                         --------------------
                                         $                 -
                                         ====================

Based on the agreement with Longqiao PDL, the local venture partner of the Tianjin FunPlex, revenue income from the FunPlex will be shared equally between the Company and Longqiao PDL net of the rental and administrative expenses of the FunPlex. For the year ended December 31, 2006, the Company recorded no income from the Tianjin FunPlex due to the loss incurred by Tianjin LFK.

11.  SHORT-TERM LOAN FROM BANK

During the year ended December 31, 2005, SDCL obtained a short-term loan in the principal amount of approximately $2,478,315 (the "Loan") from Shenzhen Development Bank Limited ("SDB"). The Loan was unsecured and accrued interest at an annual rate of 5.58%. Accrued interest payments were payable monthly, and all accrued interest and principal was due one year from the date the funds were received. The Loan was guaranteed by SHQ. On November 25, 2006, the Company repaid in full the principal of the loan and there was no more outstanding short-term bank loan as at December 31, 2006.


12.  INCOME TAXES

The components of income (loss) from continuing operations before income taxes and minority interests are as follows:

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


          Years ended December 31,
       ------------------------------
             2006            2005
       ----------------  ------------
US     $      (455,436)  $  (413,255)
BVI             52,412      (161,781)
CHINA       (2,352,984)    2,137,502
       ----------------  ------------
       $    (2,756,008)  $ 1,562,466
       ================  ============

US
Fantatech Inc. and Hytech US are both Delaware corporations and are subject to the corporation income taxes of the United State of America at a maximum rate of 34%. For the year ended December 31, 2006, the total estimated tax losses available for both US corporations for carryforward was approximately $456,000, which can be carried forward 20 years following the loss year to offset the taxable income generated in the future years.

Internal Revenue Code Section 382 substantially restricts the ability of a corporation to utilize existing net operating losses in the event of an "ownership change". In view of the owner shift and equity structure shift during 2005 in relation to its principal shareholder, Shenzhen Huaqiang Technology Co., Ltd ("SHT"), the Company has determined that there will be significant limitations on the future utilization of its net operating loss carryforwards for Federal income tax purposes due to such changes.

In addition, the Company has no intention to distribute dividends from its Chinese subsidiaries to its US parent, which is the primary way that the US parent would be able to recognize income. As of December 31, 2006, management was unable to determine it is more likely than not that the deferred tax assets will be realized. Accordingly, due to the uncertainty surrounding the realization of the benefits of the Company's tax attributes, a 100% valuation allowance was established related to the deferred tax asset from the loss carryforwards by the US parent and subsidiary, and thus no deferred tax assets were recognized in the Company's financial statements.

BVI
The Company's subsidiaries incorporated in the British Virgin Islands ("BVI") are not taxed in BVI. Under the current BVI laws, income derived outside of BVI, dividends and capital gains arising from investment by BVI subsidiaries are not subject to income taxes in BVI, and no withholding tax is imposed on payments of dividends by the BVI subsidiaries to the Company.

CHINA
The Company's Chinese subsidiaries and affiliates located in Shenzhen are subject to Enterprise Income Tax ("EIT") in China at a rate of 15% on net profits. However, based on the local tax rules, SDCL is entitled to a tax holiday for the first two years of its operations (years 1999 and 2000) and a 50% reduction of the rate for the third through eighth years (years 2001 to 2006) of operations due to the high technology nature of its businesses. The provision for taxes on earnings of the Chinese subsidiaries for the years ended December 31, 2006 and 2005, calculated based on the prevailing accounting standards in China, was $197,782 and $169,531, respectively. Had the tax holidays and concessions not been available, the provision for income taxes would have increased by approximately $124,791 and $156,886 for the years ended December 31, 2006 and 2005, respectively.

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


The Company's other subsidiary, Chongqing FTC is subject to EIT at a rate of 33% on net profits. As Chongqing FTC is budgeted to operate at a break-even level, it is not expected to have any material impact on the Company's overall Chinese tax obligations. During the year ended December 31, 2006 and 2005, Chongqing FTC recorded a loss of $50,109 and $643, respectively.

At December 31, 2006, the tax losses available for carryover in China were $16,536, which was attributable to the cumulative losses incurred by Chongqing FTC, and can be carried forward to 2011. Management determined that it was more likely than not that the related deferred tax assets would not be realized in the foreseeable future, as Chongqing FTC is budgeted to operate at a break-even level and the amount was immaterial. Accordingly, a 100% valuation allowance was established relating to the deferred tax asset from the loss carryforwards generated by Chongqing FTC, and thus no deferred tax assets were recognized in the Company's financial statements.

The provision for income taxes relating to the Company's continuing operations consists of the following:

           Years ended December 31,
         ---------------------------
             2006          2005
         ------------  -------------
Current
- US                -  $         830
- BVI               -              -
- CHINA  $    197,782  $     169,531
         ------------  -------------
         $    197,782  $     170,361
         ============  =============

The reconciliation of effective income tax rates of the Company attributable to continuing operations to the statutory income tax rate in China is as follows:

                                      Years ended December 31,
                                    ---------------------------
                                        2006          2005
                                    ------------  -------------
Statutory income tax rate                    15%            15%
Tax holidays and concessions                  4%          (10%)
Foreign rate differential                   (1%)           (3%)
Non-deductible expenses and others         (26%)            11%
Change in valuation allowance                 1%           (2%)
                                    ------------  -------------
Effective income tax rates                  (7%)            11%
                                    ============  =============

Deferred  tax  assets  using  the  applicable  tax rates comprise the following:

                            Years ended December 31,
                         -----------------------------
                             2006            2005
                         -------------  --------------
Deferred tax assets:
Tax loss carryforwards   $    155,174   $     175,529
Trade receivables              13,532           4,804
                         -------------  --------------
                              168,706         180,333
Valuation allowance          (168,706)       (180,333)
                         -------------  --------------
Net deferred tax assets  $          -   $           -
                         =============  ==============


                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


13.  STOCK BASED COMPENSATION

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


14.  (LOSS) INCOME PER SHARE

On January 6, 2004, the Company granted stock options to purchase 2,000,000 shares of common stock to certain officers and key employees of the Company at an exercise price of $1.00 per share. None of the outstanding stock options were exercisable prior to January 7, 2007. All of the Company's outstanding options were cancelled effective from October 10, 2005. As at December 31, 2006 and 2005, there were no stock options issued and outstanding.

As no options or other dilutive securities were outstanding as of December 31, 2006 and 2005, basic and diluted EPS are the same for all periods presented.


15.  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

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

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


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

During the years ended December 31, 2006 and 2005, SDCL sold its products to FDI for an aggregate price of $191,400 and $4,019,111, respectively, for resale to end customers. During the years ended December 31, 2006 and 2005, FDI collected for SDCL a total of $201,899 and $281,647, respectively, of the net revenue shared from the revenue sharing centers operated for SDCL.

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

Wuhu Huaqiang is a joint venture company incorporated in the City of Wuhu and currently controlled by SHICL, an affiliate of SHQ. The Chairman and President of SHQ is also the Chairman and CEO of the Company. The Chairman and CEO did not participate in the discussion regarding or eventual Board approval of the Sale and Installation Contracts. The Chief Operating Officer ("COO") of the Company is also a director of Wuhu Huaqiang.

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


During the year ended December 31, 2006, the Company recorded sale revenue from Wuhu Huaqiang of approximately $5,500,000 while no such sale revenue from Wuhu Huaqiang in 2005.

(c)  Design  and  consulting  contracts  with  related  party
     --------------------------------------------------------

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

In  November  2006,  FDI  entered  into  a  design  contract with Wuhu Huaqiang.
Pursuant to the contract, FDI had been engaged to perform the interior decoration advisory services for Phase I of the theme park in the City of Wuhu. The design fee was RMB 3,130,000 (approximately $393,000) and the contract was completed in December 2006.

During the year ended December 31, 2006, FDI also rendered its marketing and consultation services to Hyvision Digital Film Inc. ("Hyvision"), an affiliate of SHQ, in order to enhance the marketability and rental income of its digital 3D/4D film products. The total service fee was RMB 2,325,500 (approximately $292,000).

(d)  Purchases  of  digital  films  and  related  components
     -------------------------------------------------------

During the years ended December 31, 2006 and 2005, SDCL purchased certain components for its products from Hyvision, having a total value of $2,469,613 and $1,167,396, respectively. The CEO, the Secretary (Zhigang Rong) and the COO of the Company are also directors of Hyvision. SHT, a significant shareholder of the Company, has a 20% equity interest in Hyvision.

(e)  Sales  to  related  parties
     ---------------------------

During the years ended December 31, 2006 and 2005, SDCL sold equipment to Hytech HK for an aggregate price of $663,750 and $648,090, respectively. Hytech HK is beneficially owned by Top Link Development Limited ("TLD"), a company controlled by SHQ.

(f)  Related  party  receivables  and  payables

 ------------------------------------------

As at December 31, 2006 and 2005, the amounts payable and receivable from related parties are summarized as follows:

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


                                           2006          2005
                                      --------------  ----------

Amounts due from:
-----------------
Hytech HK (1)                         $     850,714   $ 159,988
Shenzhen Huaqiang Industrial
and Trading Co. Ltd. ("HIT") (2)              7,183       7,791
Chunren Xie (3)                               1,500       1,500
Directors (4)                                19,298      24,442
Wuhu Huaqiang (5)                         1,540,050          --
Shenzhen Juqiang Construction
Co. Ltd. ("SJC") (6)                         54,670          --
Shenzhen Huaqiang Information
       Industry Co. Ltd. ("HII") (7)          3,074          --
Hyvision (8)                                237,196          --
                                      --------------  ----------
                                      $   2,713,685   $ 193,721
                                      ==============  ==========
Amounts due to:
---------------
Hytech HK (1)                         $    (908,634)  $(141,506)
TLD (9)                                     (50,000)   (280,000)
Dehou Fang (9)                              (20,000)    (20,000)
Bilibest Industries Ltd. (10)              (478,947)   (336,843)
Hyvision (8)                             (1,702,945)         --
SHQ (11)                                    (11,621)         --
                                      --------------  ----------
                                      $  (3,172,147)  $(778,349)
                                      ==============  ==========

(1) The amount due to Hytech HK represents the payment made on behalf of the Company in respect of its administrative expenses incurred outside China. These amounts are unsecured, non-interest bearing and have no definite term of repayment. The amount due from Hytech HK represents the trade receivable arising from the sale of the Company's products.

(2) HIT is an affiliate of SHQ. This amount represents a payment made by the Company on behalf of HIT in connection with one of the revenue sharing operations that has been closed. The amount is unsecured, non-interest bearing and has no definite term of repayment.

(3)  Chunren  Xie  is  a  30%  minority  shareholder  of  Hytech  US.

(4) Amounts due from directors represent cash advances made for business trips and trade fairs.

(5) The amounts due from Wuhu Huaqiang represent the trade receivables arising from the sale of equipment related to the theme park in the City of Wuhu and consultation services provided as well as the payment made by the Company on behalf of Wuhu Huaqiang in respect of an exhibition in Shanghai.

(6) SJC is an affiliate of SHQ. The receivable amount due from SJC represents sundry expenses made by the Company on behalf of SJC. The amount is unsecured, non-interest bearing and has no definite term of repayment.

(7) The amount due from Shenzhen Huaqiang Information Industry Co. Ltd. ("HII"), an affiliate of SHQ, represents the amount receivable from the Company's disposal of obsolete property, plant and equipment. The Secretary and the COO of the Company are also directors of HII.

(8) The amount due from Hyvision represents the trade receivable arising from the market survey and consulting services performed by FDI. The amount due to Hyvision represents the amount payable for the purchase of digital film products and other components from Hyvision.

(9) The amounts due to TLD and Mr. Dehou Fang represent balance of the amounts loaned to Intsys in 2002 for the acquisition of Hytech US and other administrative expenses of the Company. TLD is controlled by SHQ and Mr. Dehou Fang is a director of Intsys. During the year ended December 31, 2006, the Company repaid $230,000 to TLD. The remaining related party loans aggregating $70,000 are unsecured, non-interest bearing and have no definite term of repayment.

(10) The amounts due to Bilibest Industries Ltd., an affiliate of SHQ, represent payments made on behalf of the Company for certain administrative expenses incurred outside China. These amounts due are unsecured, non-interest bearing and have no definite term of repayment.


                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


(11) The amount due to SHQ represents the rental expenses of the Company's Shenzhen office payable to SHQ.

(g)  Deposits  at  financial  clearing  center  operated  by  affiliate
     ------------------------------------------------------------------

See  Note  5.

(h)  Guarantee  of  bank  loan
     -------------------------

See  Note  11.


16.  IMPAIRMENT  OF  INTANGIBLE  ASSET  AND  PROPERTY,  PLANT  AND  EQUIPMENT

In view of the reduced business activities of Hytech US, including the fact that there were no sales contracts secured in 2004 and 2005, the Company conducted a re-evaluation of the intangible assets associated with trademarks registered by Hytech US and the related expected future cash flows. As a result of this evaluation, the Company recorded a full provision for impairment of $170,950 during the year ended December 31, 2005. There was no impairment of intangible assets recorded in 2006.

During the year ended December 31, 2006, management of the Company conducted an evaluation of the carrying value of its property, plant and equipment, in particular for those equipment used for its Revenue-Sharing Operations.

As of December 31, 2006, the Company operated twenty-six Revenue-Sharing Centers including fourteen FuntaWild FunPlexes, ten 4D theaters, one large-size attraction and one theme park. Approximately 70% of the Revenue-Sharing Centers were launched in 2004 and 2005, while all of the fourteen FunPlexes and one 4D theater were not operated profitably due to insufficient visitors.

In January 2007, the FunPlex centers in Zhuhai and Beijing and the 4D theater in Guangzhou were closed as the local partners intended to change the venues for other uses due to poor operating performance of these centers. The Company agreed on such termination since these centers could not operate without the support of the local partners. Although the Company repossessed all of the equipment it contributed to these centers for revenue sharing purposes, not all of those equipment have reusable value. Accordingly, the net carrying value of the related equipment may not be fully recoverable.

In view of the non-profitable performance of most of the indoor FunPlexes centers and the increasing efforts that the Company has placed on the development and operation of theme parks, management has conducted an examination of the recoverable value of the equipment used in these Revenue-Sharing Centers, including the review of the type, nature, actual wear and tear, mobility, attractiveness, transferability as well as market acceptability of those related equipment, taking into account of the estimated cash flow for each of the Revenue-Sharing Centers. As a result of such evaluation, the Company determined that an impairment of the carrying value of the equipments associated with the fourteen FunPlexes and one 4D theater should be approximately $4,209,000 (representing approximately 33% of the total net carrying value of the equipment for revenue sharing operations). The impairment losses were charged to the operating results for the year ended December 31, 2006.

Management of the Company has also conducted an evaluation of the recoverability of the costs incurred and estimated costs to completion in relation to the outstanding long term construction contracts, and concluded that no provision for impairment is required.

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


Based on the above evaluation, the Company believes in good faith that the impairment charges were sufficient and adequate in reflecting the carrying value of its property, plant and equipments. The Company uses assumptions regarding the estimated future cash flows and other factors to determine the fair value of its fixed assets. If these estimates or the related assumptions change adversely in the future, the Company may be required to record further impairment charges for the relevant assets.

17.  SEGMENT  REPORTING

The following segment information is presented in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", which requires companies to report selected segment information and to report certain entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenue which were assessed by the management separately. The segment information is based on the management approach adopted in the Company's internal organization and the reported revenue and operating income for the measured segments are based on information provided to the chief operating decision maker for performance review and resources allocation.

Management of the Company monitors the performance of the operations in three segments with respect to the nature of revenue generated from the sales of its products and services, which are divided into three main categories: (1) contract sales of equipment or facilities used in hi-tech amusement centers or theme parks, 3D/4D theaters and the related products; (2) contracts in relation to the design of 4D theater, amusement center, large-size attraction and theme park, as well as any related consultation services; and (3) revenue sharing operations.

Each segment involves different marketing strategies and business techniques as well as different resource allocation. The Company's chief operating decision maker evaluates performance based on EBIT (earnings or loss before interest, taxes, impairment losses, and minority interest). The segments related to contract sales, design & consulting, and revenue sharing operations are assessed based on the net income after deducting the relevant direct costs of sales, depreciation expenses, selling, administrative and management costs. Other corporate expenses consist of general administrative expenses that are not directly related to the operations of this segment are classified to corporate administrative and other expenses.

The following tables summarize revenues and EBIT by segment for the years ended December 31, 2006 and 2005, respectively.

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


                                                          Year ended December 31, 2006
                                                ---------------------------------------------------
                                                              Design and     Revenue
                                                 Contracted   Consulting     Sharing
                                                   Sales       Services    Operations      Total
                                                ------------  -----------  -----------  -----------
REVENUE                                         $11,698,297    $685,364    $4,086,680   $16,470,341
                                                ------------  -----------  -----------  -----------

Direct costs of production                       7,352,955      25,126       786,558     8,164,639
Salaries, wages and related personnel expenses   1,690,958      121,809      473,047     2,285,814
Other selling and marketing expenses              719,694       97,955       620,313     1,437,962
Depreciation of property, plant and equipment     208,762          -        1,531,056    1,739,818
                                                ------------  -----------  -----------  -----------
   Total Operating Expenses                      9,972,369      244,890     3,410,974   13,628,233
                                                ------------  -----------  -----------  -----------

INCOME FROM OPERATIONS                           1,725,928      440,474      675,706     2,842,108

Corporate administrative and other expenses          -             -            -        1,271,803
                                                ------------  -----------  -----------  -----------

EBIT                                                                                     1,570,305

Reconciliation of EBIT to net income:
  Minority interests                                                                       113,148
  Interest (income) expenses, net                                                          117,110
  Income tax expenses                                                                      197,782
  Impairment of property, plant and equipment                                            4,209,203
  Equity in loss of an associated company                                                   18,656

                                                                                       ------------
NET LOSS                                                                               $(3,085,594)
                                                                                       ============


                                                          Year ended December 31, 2005
                                                --------------------------------------------------
                                                             Design and     Revenue
                                                Contracted   Consulting     Sharing
                                                   Sales      Services    Operations      Total
                                                -----------  -----------  -----------  -----------
REVENUE                                         $ 8,058,877  $ 2,223,171  $   997,342  $11,279,390
                                                -----------  -----------  -----------  -----------

Direct costs of production                        3,846,988      257,919            -    4,104,907
Salaries, wages and related personnel expenses    1,609,348      102,624       93,120    1,805,092
Other selling and marketing expenses                827,030        6,108       65,642      898,780
Depreciation of property, plant and equipment       189,733       14,243      751,631      955,607
                                                -----------  -----------  -----------  -----------
   Total Operating Expenses                       6,473,099      380,894      910,393    7,764,386
                                                -----------  -----------  -----------  -----------

INCOME FROM OPERATIONS                            1,585,778    1,842,277       86,949    3,515,004

Corporate administrative and other expenses               -            -            -    1,638,440
                                                -----------  -----------  -----------  -----------

EBIT                                                                                     1,876,564

Reconciliation of EBIT to net income:
  Minority interests                                                                       167,562
  Interest (income) expenses, net                                                          143,148
  Income tax expenses                                                                      170,361
  Impairment on trademarks                                                                 170,950

                                                                                       -----------
NET INCOME                                                                             $ 1,224,543
                                                                                       ===========



The following table reconciles each reporting segment's assets to total assets reported on the Company's consolidated balance sheets as of December 31, 2006 and 2005, respectively.

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


                               2006         2005
                            -----------  -----------
Contracted sales            $1,738,519   $2,536,322
Revenue sharing operations   9,178,143    8,366,093
Shared assets *              8,730,470    8,795,209

                            -----------  -----------
Total Assets                $19,647,132  $19,697,624
                            ===========  ===========

* Shared assets represent assets that provide benefit to all of the Company's operating segments. Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.

There were no intersegment revenues generated for the years ended December 31, 2006 and 2005, respectively.

Over 90% of the Company's revenues are derived from its operations in the PRC and over 90% of the Company's assets are located in the PRC.

18.  MINORITY  INTERESTS

As of December 31, 2006, the Company's minority interest balance was $4,674,746. It was comprised of the minority shares of effectively controlled subsidiaries, including Hytech US, FDI and Chongqing FTC. As of December 31, 2005, the minority interest balance was $4,289,988, which was comprised of the minority shares of Hytech US and FDI, which the Company did not own. As of December 31, 2006, the Company owned a 70% interest in Hytech US, a 40% interest in FDI and 94% interest in Chongqing FTC.

For the year ended December 31, 2006, the Company recorded the minority interests share of income of $113,148, as compared to the minority interests share of income of $167,562 for the year ended December 31, 2005.

19.   COMMITMENTS AND CONTINGENCIES

Operating  leases

The following are the approximate minimum lease payments that will have to be made in the years as indicated below based on the operating leases in effect as of December 31, 2006:

                                            Total
                                          ----------

                          2007            $  319,681
                          2008               223,130
                          2009               218,329
                          2010               180,191
                          2011               205,933
                   Thereafter till 2018    1,338,564
                                          ----------
                   Minimum lease payment  $2,485,828
                                          ==========

The total rental expenses incurred for the years ended December 31, 2006 and 2005 were $352,777 and $339,356, respectively.

Capital  commitments

At December 31, 2006 and 2005, the Company's commitments for capital expenditures were approximately $1,460,000 and $6,200,000, respectively. This commitment relates to costs to acquire machinery and equipment which are used in the Company's revenue sharing operations.

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


Legal  proceedings

The Company is periodically subject to various pending and threatened legal actions which arise in the normal course of business. The Company's management believes that the impact of any such litigation will not have a material adverse impact on the Company's financial position or results of operations.


20.    MAJOR  CUSTOMERS  AND  CONCENTRATIONS  OF  CREDIT  RISK

Three customers accounted for approximately 33.4%, 13.7% and 12.0% of sales for the year ended December 31, 2006 as compared to approximately 15.3%, 11.9% and 10.4% for the year ended December 31, 2005. The 33.4% sales in 2006 were from Wuhu Huaqiang, a related party of the Company. As of December 31, 2006, approximately 61.9% (2005: 85.0%) of trade receivable were from trade transactions with four customers, of which one customer accounted for approximately 25.8% (2005: 37.2%) of the trade receivable balance.

The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, deposits at affiliates financial clearing centers, trade receivables and related party receivables. Cash and cash equivalents as well as the deposits at affiliate financial clearing center are mainly maintained with major banks in China. The Company periodically performs credit analysis and monitors that financial condition of its customers and related parties at the subsidiary level in order to ensure collections and minimize credit risk.


21.   CURRENT  VULNERABILITY  DUE  TO  CERTAIN  CONCENTRATIONS

The Company's primary operations are conducted in China. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in China, and by the general state of the Chinese economy.

The Company's operations in China are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in China, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company's operating assets and primary sources of income and cash flows are concentrated with its interest in subsidiaries and associated company in China. The Chinese economy has, for many years, been a centrally-regulated economy, operating on the basis of annual, five-year and ten-year state plans adopted by central Chinese governmental authorities, which set out national production and development targets. The Chinese government has been pursuing economic reforms since it first adopted its "open-door" policy in 1978. There is no assurance that the Chinese government will continue to pursue economic reforms or that there will not be any significant change in its economic or other policies, particularly in the event of any change in the political leadership of, or the political, economic or social conditions in China. There is also no assurance that the Company will not be adversely affected by any such change in governmental policies or any unfavorable change in the political, economic or social conditions, the laws or regulations, or the rate or method of taxation in China.

                         FANTATECH INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


As many of the economic reforms which have been or are being implemented by the Chinese government are unprecedented or experimental, they may be subject to adjustment or refinement, which may have adverse effects on the Company. Further, through state plans and other economic and fiscal measures, it remains possible for the Chinese government to exert significant influence on the Chinese economy.


22.  SUBSEQUENT  EVENT

In January 2007, the Company's subsidiary, SDCL, obtained a new short-term loan of approximately $2,561,000 from the Shenzhen Development Bank Limited ("SDB"). The loan is unsecured, accrues interest at a rate of 6.12% per annum and is guaranteed by SHQ, a related party of the Company.