Form 10QSB
period 2007-03-31
FANTATECH INC
filed 2007-05-15
CIK 925663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007


       |_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                         Commission file number: 0-24374


                                 FANTATECH, INC.
       -------------------------------------------------------------------
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

                                 (852) 2302 1636
               --------------------------------------------------
                           (Issuer's telephone number)


               --------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

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

As of April 30, 2007 the Company had 30,096,117 shares of common stock issued and outstanding.

Transitional  Small  Business  Disclosure  Format:     [ ]Yes    [X] No

                               FANTATECH, INC. AND SUBSIDIARIES

                                          FORM 10-QSB

                                             Index


Part I - Financial Information                                                            Page
Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets - March 31, 2007 (Unaudited) and
            December 31, 2006                                                                3
          Condensed Consolidated Statements of Operations (Unaudited) -Three Months
            Ended March 31, 2007 and 2006                                                    4
          Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) -
            Three Months Ended March 31, 2007 and 2006                                       5
          Condensed Consolidated Statements of Cash Flows (Unaudited) - Three Months
            Ended March 31, 2007 and 2006                                                    6
          Notes to Condensed Consolidated Financial Statements (Unaudited) -
            Three Months Ended March 31, 2007 and 2006                                       7

Item 2.   Management's Discussion and Analysis or Plan of Operation                         21

Item 3.   Controls and Procedures                                                           29

Part II - Other Information

Item 1.   Legal Proceedings                                                                 30

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                       30

Item 3.   Defaults Upon Senior Securities                                                   30

Item 4.   Submission of Matters to a Vote of Security Holders                               30

Item 5.   Other Information                                                                 30

Item 6.   Exhibits                                                                          30

Signatures                                                                                  31

                                    PART I - FINANCIAL INFORMATION
ITEM  1.   FINANCIAL  STATEMENTS
------------------------------------------------------------------------------------------------------
                                   FANTATECH, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  March 31, 2007    December 31, 2006
                                                                 ----------------  -------------------
ASSETS                                                             (Unaudited)          (Audited)
Current assets
  Cash and cash equivalents                                      $     4,342,298   $        2,306,157
  Deposit at an affiliate's financial clearing center (note 3)            18,934                  170
  Guaranteed trust fund deposit                                           10,130               10,210
  Trade receivables, net of allowance for doubtful accounts              410,269              285,529
  Related party receivables (note 10(e))                               1,971,964            2,713,685
  Inventories (note 4)                                                 3,168,265            2,414,706
  Costs and estimated earnings in excess of
    billings on uncompleted contracts (note 5)                           459,233              699,277
  Deposits and prepayments                                             1,614,673            1,262,197
  Other receivables                                                      190,502              162,857
                                                                 ----------------  -------------------
Total current assets                                                  12,186,268            9,854,788

Interest in an associated company (note 7)                                     -                    -
Property, plant and equipment, net (note 6, 9)                         8,723,480            9,429,832
Construction in progress                                                 457,797              362,512
                                                                 ----------------  -------------------
Total assets                                                     $    21,367,545   $       19,647,132
                                                                 ================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term bank loan                                           $     2,585,984   $                -
  Accounts payable                                                     2,871,895            2,931,051
  Accrued liabilities and other payables                                 998,533            1,861,574
  Related party payables (note 10(e))                                  2,390,816            3,172,147
  Billings in excess of costs and estimated earnings
    on uncompleted contracts (note 5)                                  2,239,678            1,298,936
  Deposits received                                                    1,800,130            1,728,649
                                                                 ----------------  -------------------
Total current liabilities                                             12,887,036           10,992,357

Minority interests (note 12)                                           4,642,552            4,674,746

Commitments and contingencies (note 13)

Stockholders' equity
  Preferred stock; $0.001 par value; 10,000,000 shares
    authorized; shares issued and outstanding - none                           -                    -
  Common stock; $0.001 par value; 100,000,000 shares
    authorized, 30,096,117 shares issued and outstanding                  30,096               30,096
  Additional paid-in capital                                           4,587,190            4,587,190
  Deficit                                                             (1,623,586)          (1,433,656)
  Reserve fund                                                           409,211              409,211
  Accumulated other comprehensive income                                 435,046              387,188
                                                                 ----------------  -------------------
Stockholders' equity                                                   3,837,957            3,980,029
                                                                 ----------------  -------------------
Total liabilities, minority interests and stockholders' equity   $    21,367,545   $       19,647,132
                                                                 ================  ===================

The accompanying notes are an integral part of these consolidated financial statements.

                                FANTATECH, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       Three Months Ended    Three Months Ended
                                                         March 31, 2007        March 31, 2006
                                                      --------------------  --------------------
REVENUE :
  Contracted sales                                    $         1,299,262   $           692,872
  Revenue sharing operations                                    1,129,772               326,714
                                                      --------------------  --------------------
TOTAL REVENUE                                                   2,429,034             1,019,586
                                                      --------------------  --------------------

COST OF REVENUE:
  Cost of sales                                                 1,240,515               535,394
  Cost of revenue sharing operations                              551,848               313,907
                                                      --------------------  --------------------
TOTAL COST OF REVENUE                                           1,792,363               849,301
                                                      --------------------  --------------------

GROSS PROFIT                                                      636,671               170,285
                                                      --------------------  --------------------

OPERATING EXPENSES:
  Selling and marketing                                           403,000               220,584
  General and administrative                                      317,274               322,048
  Loss on disposal of property, plant and equipment                   733                 1,286
                                                      --------------------  --------------------
TOTAL OPERATING EXPENSES                                          721,007               543,918
                                                      --------------------  --------------------

LOSS FROM OPERATIONS                                              (84,336)             (373,633)

OTHER INCOME (EXPENSE)
  Interest expense                                                (32,733)              (34,591)
  Other (expense) income                                           (4,860)               18,098
  Interest income                                                   5,735                 2,014
  Foreign exchange loss                                            (1,428)               (1,560)
                                                      --------------------  --------------------

LOSS BEFORE INCOME TAX, MINORITY INTERESTS
  AND EQUITY IN LOSS OF AN ASSOCIATED COMPANY                    (117,622)             (389,672)

MINORITY INTERESTS (note 12)                                      (78,087)             (122,636)

INCOME TAXES                                                      150,395                   262
                                                      --------------------  --------------------

LOSS BEFORE EQUITY IN LOSS OF AN
  ASSOCIATED COMPANY                                             (189,930)             (267,298)

EQUITY IN LOSS OF AN ASSOCIATED COMPANY                                 -               (18,657)
                                                      --------------------  --------------------

NET LOSS FOR THE PERIOD                               $          (189,930)  $          (285,955)
                                                      ====================  ====================

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC AND DILUTED                                            30,096,117            30,096,117
                                                      ====================  ====================

LOSS PER SHARE (note 8)
  - BASIC AND DILUTED                                 $             (0.01)  $             (0.01)
                                                      ====================  ====================

The accompanying notes are an integral part of these consolidated financial statements.

                        FANTATECH, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

                                         Three Months Ended March 31,
                                            2007              2006
                                      -----------------  ---------------
Net loss for the period               $       (189,930)  $     (285,955)

Other comprehensive income:
  foreign currency translation gains            47,858          240,914
                                      -----------------  ---------------

Comprehensive loss for the period     $       (142,072)  $      (45,041)
                                      =================  ===============

The accompanying notes are an integral part of these consolidated financial statements.

                                         FANTATECH, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  Three Months Ended March 31,
                                                                                     2007              2006
                                                                               -----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period                                                                (189,930)        (285,955)
Adjustments to reconcile net loss for the period to net cash provided by operating activities:
  Depreciation expense                                                                  290,313          337,664
  Allowance for doubtful accounts                                                         1,755            5,845
  Loss on disposal of property, plant and equipment                                         733            1,286
  Foreign exchange loss                                                                   1,428            1,560
  Minority interests                                                                    (78,087)        (122,636)
  Equity in loss of an associated company                                                     -           18,657
Change in operating assets and liabilities:
  (Increase) decrease in --
  Guaranteed trust fund deposit                                                              80              140
  Trade receivables                                                                    (126,495)         652,436
  Related party receivables                                                             741,721          139,286
  Inventories                                                                          (326,902)        (159,618)
  Costs and estimated earnings in excess of billings on uncompleted contracts           240,044         (215,845)
  Deposits and prepayments                                                             (352,476)      (1,139,983)
  Other receivables                                                                     (27,645)        (106,480)
  (Decrease) increase in --
  Accounts payable, accrued liabilities and other payables                             (922,197)      (1,069,610)
  Related party payables                                                               (781,331)       1,233,813
  Billings in excess of costs and estimated earnings on uncompleted contracts           940,742           72,029
  Deposits received                                                                      71,481           61,489
                                                                               -----------------  ---------------
Net cash used in operating activities                                                  (516,766)        (575,922)
                                                                               -----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment                                             (14,030)      (1,717,191)
  Deposit at an affiliate's financial clearing center                                   (18,764)         321,728
                                                                               -----------------  ---------------
Net cash used in investing activities                                                   (32,794)      (1,395,463)
                                                                               -----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term bank loan                                                  2,585,984                -
                                                                               -----------------  ---------------
EFFECT OF EXCHANGE RATE CHANGES IN CASH                                                    (283)          49,049
                                                                               -----------------  ---------------

NET INCREASE (DECREASE) IN CASH                                                       2,036,141       (1,922,336)

Cash and cash equivalents, at beginning of period                                     2,306,157        2,365,921
                                                                               -----------------  ---------------
Cash and cash equivalents, at end of period                                    $      4,342,298   $      443,585
                                                                               =================  ===============

Supplementary disclosures of cash flow information:
  Interest paid                                                                $         32,733   $       34,591
                                                                               =================  ===============
  Income tax paid                                                              $        128,354   $      143,658
                                                                               =================  ===============

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
  Transfer of property, plant and equipment to inventories                     $        521,942   $            -
                                                                               =================  ===============
  Decrease (increase) in construction in progress                              $        (95,285)  $     (361,927)
                                                                               =================  ===============

The accompanying notes are an integral part of these consolidated financial statements.

                        FANTATECH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006

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

In August 2003, SDCL, Shenzhen Huaqiang Industry Company Limited ("SHICL") and Shenzhen Huaqiang Venture Capital Company Limited ("SHVCCL") incorporated FDI. Each of SDCL and SHICL hold a 40% equity interest in FDI with the remaining 20% equity interest held by SHVCCL. FDI is engaged in the sales and marketing of the products of SDCL in China and assists SDCL with soliciting contracts for the development of hi-tech entertainment and amusement centers and theme parks. Subsequent to its formation, SHVCCL assigned all of its management and control rights in FDI to SDCL. SHICL and SHVCCL are affiliates of Shenzhen Huaqiang Holdings Limited ("SHQ"). The Chairman and President of SHQ are the former Chairman and Chief Executive Officer ("CEO") of the Company.

In June 2005, the Company resolved to set up two management companies in the cities of Chongqing and Tianjin in China, in order to manage the operations of the theme park in Chongqing and the large-size attraction "Dino-Rampage" in the Tianjin FunPlex, respectively. These management companies are intended to facilitate the operations of the aforesaid large-size revenue sharing operations and will be budgeted to operate at a break-even level. In late August 2005, Chongqing FTC, with registered capital of approximately $620,000, which is owned 90% by SDCL and 10% by FDI, formally commenced its operations of assisting and coordinating the establishment of the Chongqing Theme Park and its subsequent management. In late November 2005, Tianjin Longqiao FantaWild Kepu Ltd. ("Tianjin LFK"), with registered capital of approximately $37,000, which is owned 50% by FDI and 50% by Tianjin Longqiao Property Development Co. Ltd. ("Longqiao PDL"), a third party local partner, formally commenced its operations. There are seven members of the Board of Directors of Tianjin LFK, to which FDI has appointed two directors.

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

The interim unaudited condensed consolidated financial statements for the three months ended March 31, 2007 and 2006, in the opinion of the management of the Company, reflect all adjustments of normal and recurring nature, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures are adequate to make the information presented herein not misleading. Accordingly, these unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. The results of operations for the interim periods presented are not necessarily comparable to or indicative of the results of any other interim period or to be expected for the entire year ending December 31, 2007.

GOING CONCERN - The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the accompanying unaudited consolidated financial statements do not purport to represent the realizable or settlement values. During the three months ended March 31, 2007, the Company has been concentrating its efforts in the two projects regarding the sales and installation of equipments to the theme park in the cities of Wuhu and Shantou, respectively. Although the two projects have progressed within the anticipated extended schedule, the related progress revenue has not been fully recognized until the delivery and installation of equipment to the respective sites. Accordingly, the progress payments from the customers totaling approximately $2,780,000 are recorded as current liabilities (approximately $1,100,000 was invoiced but not recognized, while approximately $1,680,000 was recorded as deposit received). As a result, the Company has a net working capital deficiency of approximately $700,768 as of March 31, 2007. The Company expects that the net working capital deficiency is temporary and will gradually return to positive level once the Company starts to recognize the progress revenue upon delivery and installation of the equipment.

The Company anticipates that, based on current plans and assumptions relating to its existing operations, its projected cash flow from operations, combined with cash on hand, bank lines of credit, and other external credit sources, and the credit facilities provided by affiliates or related parties, its financial resources will be sufficient to support the Company's working capital requirements for its normal level of operations for the next twelve months, although there may be temporarily lower levels of working capital at certain times during the course of its business.

Based on management's evaluation of the Company's short-term cash requirements and liquidity resources, management anticipates that the pressure on the Company's cash flows will gradually be reduced for the next twelve months. However, there is no assurance that the Company will not encounter unexpected financial and technical difficulties during the process of construction of the two theme parks, and in such case, the Company will seek possible resolution, including the assistance from its major shareholder, Shenzhen Huaqiang Technology Co., Ltd ("SHT"). Subject to the continue progress on uncompleted contracts, the projected payment from the sale of equipment to the theme parks in Wuhu and Shantou, respectively, will improve the working capital for the Company during the remainder of 2007.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting period. Actual results could differ from those estimates. Significant estimates made by management are, among others, accounting for asset impairment, revenue and cost recognition as well as stages of contracts completion (including items listed as "billings in excess of costs and estimated earnings on uncompleted contracts" and "costs and estimated earnings in excess of billings on uncompleted contracts"), and the allowance for doubtful accounts. Actual results could differ from those estimates.

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

On July 21, 2005, the People's Bank of China ("PBC") announced that the RMB would no longer be tied directly to the USD but against a 'basket' of foreign currencies under a managed floating exchange rate regime, and the new official parity exchange rate of USD to RMB was set at USD 1.00 to RMB 8.11 (previously, USD1.00 to RMB 8.3), to be allowed to float within a band of +0.3 percent around
                                                             -
the central parity rate as published by the PBC daily. The Company recorded and adjusted its exchange rate applicable to the translation of financial information in accordance with the announced change as of the effective date. Accordingly, as of March 31, 2007, the Chinese financial statements were translated from RMB to USD at the prevailing exchange rate. For assets and liabilities (other than equity and reserves) translation, the published closing exchange rate of USD 1.00 to RMB 7.73 was applied, while for revenues, expenses, gains and losses, the weighted average rate of USD 1.00 to RMB 7.75 was used for translation. The resulting translation gains or losses were recorded as a separate component of stockholders' equity.

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

RECENT  ACCOUNTING  PRONOUNCEMENTS
----------------------------------

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The adoption of FIN 48 did not have a significant impact on the consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The company is currently evaluating the provisions of SFAS No. 159.

3.   DEPOSIT  AT  AN  AFFILIATE'S  FINANCIAL  CLEARING  CENTER

Cash on deposit at the financial clearing center ("FCC") operated by an affiliate as at March 31, 2007 and December 31, 2006 is summarized as follows:

                                         March 31, 2007    December 31, 2006
                                          (Unaudited)          (Audited)
                                        ----------------  -------------------
Financial clearing center operated by:
  Shenzhen Huaqiang Holdings Limited    $         18,934  $               170
                                        ================  ===================

The Company's PRC subsidiaries are members of the FCC operated by SHQ. As described below, the role of SHQ is to primarily coordinate the financial arrangement of its members via the FCC. The Company has cash on deposit at the FCC.

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

4.   INVENTORIES

Inventories  at  March 31, 2007 and December 31, 2006 are summarized as follows:

                             March 31, 2007    December 31, 2006
                              (Unaudited)          (Audited)
                            ----------------  -------------------
     Raw Materials          $      1,106,820  $           809,577
     Work-in-progress              1,942,880            1,487,655
     Finished Goods                  118,565              117,474
                            ----------------  -------------------
                            $      3,168,265  $         2,414,706
                            ================  ===================


5. COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS / BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts as of March 31, 2007 and December 31, 2006 are summarized as follows:

                                                     March 31, 2007    December 31, 2006
                                                      (Unaudited)          (Audited)
                                                    ----------------  -------------------
Cumulative costs incurred on uncompleted contracts  $    19,932,422   $       22,391,872

Cumulative estimated earnings to date                     3,112,066            5,133,243
                                                    ----------------  -------------------
                                                         23,044,488           27,525,115

Less: Billings to date                                  (24,824,933)         (28,124,774)
                                                    ----------------  -------------------
                                                    $    (1,780,445)  $         (599,659)
                                                    ================  ===================

Included in the accompanying balance sheets under the following captions are the following:

                                            March 31, 2007    December 31, 2006
                                             (Unaudited)          (Audited)
                                           ----------------  -------------------
Costs and estimated earnings in excess
  of billings on uncompleted contracts     $       459,233   $          699,277
Billings in excess of costs and estimated
  earnings on uncompleted contracts             (2,239,678)          (1,298,936)
                                           ----------------  -------------------
                                           $    (1,780,445)  $         (599,659)
                                           ================  ===================

6.   PROPERTY,  PLANT  AND  EQUIPMENT

Property, plant, and equipment as at March 31, 2007 and December 31, 2006 consisted of the following:

                                                   March 31, 2007    December 31, 2006
                                                    (Unaudited)          (Audited)
                                                  ----------------  -------------------
Leasehold improvements                            $       485,859   $          481,131
Plant and machinery                                       605,681              596,109
Furniture and fixtures                                    116,515              115,381
Equipment for revenue sharing operations                9,797,494           10,692,616
Computers and equipment                                   955,199              937,605
Motor vehicles                                            371,308              367,873
                                                  ----------------  -------------------
                                                       12,332,056           13,190,715

Less: Accumulated depreciation and amortization
(net of write off on disposal)                         (3,608,576)          (3,760,883)
                                                  ----------------  -------------------
                                                  $     8,723,480   $        9,429,832
                                                  ================  ===================

Depreciation charge was $290,313 and $337,664 for the three months ended March 31, 2007 and 2006, respectively.


7.   INTEREST  IN  AN  ASSOCIATED  COMPANY

The investment consists of the Company's 50% equity interest in Tianjin LFK, which is held by FDI (a 40% owned but effectively controlled subsidiary). Tianjin LFK was established in November 2005 to manage the Tianjin FunPlex entertainment center which commenced its formal operation in February 2006. Based on the agreement with Longqiao PDL, the local venture partner of the Tianjin FunPlex, revenue income from the FunPlex will be shared equally between the Company and Longqiao PDL net of the rental and administrative expenses of the FunPlex. For the three months March 31, 2007 and 2006, the Company recorded no income from the Tianjin FunPlex due to the loss incurred by Tianjin LFK.

Although Tianjin LFK is budgeted to operate at a break-even level annually, actual profitability, especially on an interim basis and at the initial stage of operation in particular, is subject to substantial variability. The Company has no contractual obligation for any losses incurred by Tianjin LFK except to the maximum amount of its capital investment in Tianjin LFK.

The unaudited condensed statements of operations of Tianjin LFK for the three months ended March 31, 2007 and 2006 are as follows:

                                                           Three months ended     Three months ended
                                                             March 31, 2007         March 31, 2006
                                                          ---------------------  --------------------
                                                               (Unaudited)           (Unaudited)
Sales                                                     $            144,633   $           182,470
                                                          =====================  ====================
Net loss for the period                                   $            (16,236)  $          (185,400)
                                                          =====================  ====================
The Company's share of net loss for the period            $                  -   $           (18,657)
                                                          =====================  ====================


                                                                  As at                  As at
                                                             March 31, 2007         March 31, 2006
                                                          ---------------------  --------------------
                                                               (Unaudited)           (Unaudited)

Cumulative losses in excess of investment (unrecognized)  $            (30,387)  $           (74,043)
                                                          =====================  ====================


8.   LOSS  PER  SHARE

On January 6, 2004, the Company granted stock options to purchase 2,000,000 shares common stock to certain officers and key employees of the Company at an exercise price of $1.00 per share. None of the outstanding stock options were exercisable prior to January 7, 2007. All of the Company's outstanding options were cancelled effective from October 10, 2005. As at March 31, 2007 and 2006, there were no stock options issued and outstanding.

As no options or other dilutive securities were outstanding as of March 31, 2007 and 2006, basic and diluted EPS is the same for all periods presented.


9.   IMPAIRMENT  OF  PROPERTY,  PLANT  AND  EQUIPMENT

During the year ended December 31, 2006, management of the Company conducted an evaluation of the carrying value of its property, plant and equipment, in particular for those equipment used for its Revenue-Sharing Operations.

As of December 31, 2006, the Company operated twenty-six Revenue-Sharing Centers including fourteen FuntaWild FunPlexes, ten 4D theaters, one large-size attraction and one theme park. Approximately 70% of the Revenue-Sharing Centers were launched in 2004 and 2005, while all of the fourteen FunPlexes and one 4D theater were not operated profitably due to insufficient visitors. In view of the non-profitable performance of most of the indoor FunPlexes centers and the increasing efforts that the Company has placed on the development and operation of theme parks, management has conducted an examination of the recoverable value of the equipment used in these Revenue-Sharing Centers, including the review of the type, nature, actual wear and tear, mobility, attractiveness, transferability as well as market acceptability of those related equipment, taking into account of the estimated cash flow for each of the Revenue-Sharing Centers. As a result of such evaluation, the Company determined that an impairment of the carrying value of the equipments associated with the aforesaid FunPlexes and theater should be approximately $4,209,000. No further impairment was recorded as of March 31, 2007.

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

During the three months ended March 31, 2007 and 2006, FDI collected for SDCL a total of $28,914 and $83,947, respectively, of the net revenue shared from the revenue sharing centers operated for SDCL.

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

Wuhu Huaqiang is a joint venture company incorporated in the City of Wuhu and controlled 75% by an affiliate of SHQ. The Chairman and President of SHQ are the former Chairman and CEO of the Company. The then Chairman and CEO did not participated in the discussion regarding or eventual Board approval of the Sale and Installation Contracts.

During the three months ended March 31, 2007, the Company recorded sale revenue from Wuhu Huaqiang of approximately $701,198 while no such sale revenue from Wuhu Huaqiang during the three months ended March 31, 2006.

(c)  Purchases  of  digital  films  and  related  components
     -------------------------------------------------------

During the three months ended March 31, 2007 and 2006, the Company purchased certain components for its products from Hyvision Digital Film Inc. ("Hyvision"), an affiliate of SHQ, having a total value of $0 and $373,134, respectively. SHT, a significant shareholder of the Company, has a 20% equity interest in Hyvision. The Company's CEO is also a director of SHT.

(d)  Sales  to  related  parties
     ---------------------------

During the three months ended March 31, 2007 and 2006, the Company sold equipment to Hytechnology Limited ("Hytech HK") for an aggregate price of $7,000 and $10,500, respectively. Hytech HK is beneficially owned by Top Link Development Limited ("TLD"), a company controlled by SHQ.

(e)  Related  party  receivables  and  payables
     ------------------------------------------

As of March 31, 2007 and December 31, 2006, the amounts payable and receivable from related parties are summarized as follows:

                                      March 31, 2007    December 31, 2006
                                       (Unaudited)          (Audited)
                                     ----------------  -------------------
Amounts due from:
-----------------
Hytech HK (1)                        $       697,767   $          850,714
Shenzhen Huaqiang Industrial
  and Trading Co. Ltd. ("HIT") (2)             7,254                7,183
Chunren Xie (3)                                1,500                1,500
Director (4)                                   7,438               19,298
Wuhu Huaqiang (5)                          1,258,005            1,540,050
Shenzhen Juqiang Construction
  Co. Ltd. ("SJC") (6)                             -               54,670
Shenzhen Huaqiang Information
  Industry Co. Ltd.("HII") (7)                     -                3,074
Hyvision (8)                                       -              237,196
                                     ----------------  -------------------
                                     $     1,971,964   $        2,713,685
                                     ----------------  -------------------
Amounts due to:
---------------
Hytech HK (1)                        $      (974,553)  $         (908,634)
TLD (9)                                      (50,000)             (50,000)
Dehou Fang (9)                               (20,000)             (20,000)
Wuhu Huaqiang FantaWild Happyworld
  Co. Ltd. ("WFH") (10)                       (7,996)                   -
Bilibest Industries Limited (11)            (511,947)            (478,947)
Hyvision (8)                                (814,585)          (1,702,945)
SHQ (12)                                     (11,735)             (11,621)
                                     ----------------  -------------------
                                     $    (2,390,816)  $       (3,172,147)
                                     ================  ===================

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

(5) The amounts due from Wuhu Huaqiang represent the trade receivable arising from the sale of equipment related to the theme park in the City of Wuhu and consultation services provided, as well as the payment made by the Company on behalf of Wuhu Huaqiang related to an exhibition in Shanghai.

(6) SJC is an affiliate of SHQ. The receivable amount due from SJC represents sundry expenses made by the Company on behalf of SJC. The amount is unsecured, non-interest bearing and has no definite term of repayment.

(7) The amount due from Shenzhen Huaqiang Information Industry Co. Ltd. ("HII"), an affiliate of SHQ, represents the receivable arising from the Company's disposal of obsolete property, plant and equipment. The Secretary of the Company is also director of HII.

(8) The amount due from Hyvision represents the trade receivable arising from the market survey and consulting services performed by FDI. The amount due to Hyvision represents the amount payable for the purchase of digital film products and other components from Hyvision.

(9) The amounts due to TLD and Mr. Dehou Fang represent the remaining balance of the loan to Intsys in 2002 for the acquisition of Hytech US and other administrative expenses of the Company. TLD is controlled by SHQ and Mr. Dehou Fang is a director of Intsys. The amounts are unsecured, non-interest bearing and have no definite term of repayment.

(10) WFH is an affiliate of SHQ. The amount due to WFH represents sundry payment made on behalf of the Company.

(11) The amount due to Bilibest Industries Limited, an affiliate of SHQ, represents payments made on behalf of the Company for certain administrative expenses incurred outside China. The amount is unsecured, non-interest bearing and has no definite term of repayment.

(12) The  amount  due  to  SHQ  represents  the rental expenses of the Company's
     Shenzhen  office  payable  to  SHQ.


(f)  Deposit  at  financial  clearing  center  operated  by  an  affiliate
     ---------------------------------------------------------------------

     -  See  Note  3.

(g)  Guarantee  of  bank  loan

     The  Company's  short-term  bank  loan  is  guaranteed  by  SHQ.


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

Management of the Company monitors the performance of the operations in three segments with respect to the nature of revenue generated from the sales of its products and services, which are divided into three main categories: (1) contract sales of equipment or facilities used in hi-tech amusement centers or theme parks, 3D/4D theaters and the related products; (2) contracts in relation to the design of 4D theater, amusement center, large-size attraction and theme park, as well as any related consultation services; and (3) revenue sharing operations. During the three months ended March 31, 2007 and 2006, there was no revenue recorded from segment in relation to the design and consulting services.

Each segment involves different marketing strategies and business techniques as well as different resource allocation. The Company's chief operating decision maker evaluates performance based on EBIT (earnings or loss before interest, taxes, impairment losses, and minority interests). The segments related to contracted sales, design and consulting, and revenue sharing operations are assessed based on the net income after deducting the relevant direct costs of sales, depreciation expenses, selling, administrative and management costs. Other corporate expenses consist of general administrative expenses that are not directly related to the operations of this segment are classified as corporate administrative and other expenses.

The following tables summarize revenues and EBIT by segment for the three months ended March 31, 2007 and 2006.

                                                        Three months ended March 31, 2007
                                                    ------------------------------------------
                                                                     Revenue
                                                     Contracted      Sharing
                                                       Sales       Operations        Total
                                                    ------------  -------------  -------------
REVENUE                                             $ 1,299,262   $   1,129,772  $  2,429,034
                                                    ------------  -------------  -------------

Direct costs of production                              812,421         252,188     1,064,609
Salaries, wages and related personnel expenses          395,970         160,281       556,251
Selling and marketing expenses                          118,964         181,712       300,676
Depreciation of property, plant and equipment            60,770         213,057       273,827
                                                    ------------  -------------  -------------
  Total Operating Expenses                            1,388,125         807,238     2,195,363
                                                    ------------  -------------  -------------

(LOSS) INCOME FROM OPERATIONS                           (88,863)        322,534       233,671

Corporate administrative and other expenses                   -               -       324,295
                                                    ------------  -------------  -------------

EBIT                                                                                  (90,624)

Reconciliation of EBIT to net loss for the period:
  Minority interests                                                                  (78,087)
  Interest expenses, net                                                               26,998
  Income taxes                                                                        150,395
                                                                                 -------------

NET LOSS FOR THE PERIOD                                                          $   (189,930)
                                                                                 =============

                                                         Three months ended March 31, 2006
                                                    -------------------------------------------
                                                                      Revenue
                                                     Contracted       Sharing
                                                       Sales        Operations        Total
                                                    ------------  ---------------  ------------
REVENUE                                             $   692,872   $      326,714   $ 1,019,586
                                                    ------------  ---------------  ------------

Direct costs of production                              508,243                -       508,243
Salaries, wages and related personnel expenses          101,583           54,528       156,111
Selling and marketing expenses                          114,953           20,400       135,353
Depreciation of property, plant and equipment             2,990          267,188       270,178
                                                    ------------  ---------------  ------------
  Total Operating Expenses                              727,769          342,116     1,069,885
                                                    ------------  ---------------  ------------

LOSS FROM OPERATIONS                                    (34,897)         (15,402)      (50,299)

Corporate administrative and other expenses                   -                -       306,796
                                                    ------------  ---------------  ------------

EBIT                                                                                  (357,095)

Reconciliation of EBIT to net loss for the period:
  Minority interests                                                                  (122,636)
  Interest expenses, net                                                                32,577
  Income taxes                                                                             262
  Equity in loss of an associated company                                               18,657
                                                                                   ------------

NET LOSS FOR THE PERIOD                                                            $  (285,955)
                                                                                   ============

The following table reconciles each reporting segment's assets to total assets reported on the Company's consolidated balance sheets as of March 31, 2007 and December 31, 2006, respectively.

                             March 31, 2007    December 31, 2006
                              (Unaudited)          (Audited)
                            ----------------  -------------------
Contracted sales            $      2,019,509  $         1,738,519
Revenue sharing operations         9,057,601            9,178,143
Shared assets *                   10,290,435            8,730,470
                            ----------------  -------------------
Total Assets                $     21,367,545  $        19,647,132
                            ================  ===================

* Shared assets represent assets that provide benefit to all of the Company's operating segments. Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.


There were no intersegment revenues generated for the three months ended March 31, 2007 and 2006, respectively.

All of the Company's revenues are derived from its operations in the PRC and all of the Company's assets are located in the PRC.

12.  MINORITY  INTERESTS

As of March 31, 2007, the Company's minority interest balance was $4,642,552. It was comprised of the minority shares of effectively controlled subsidiaries, including Hytech US, FDI and Chongqing FTC. As of December 31, 2006, the minority interest balance was $4,674,746, which was comprised of the minority shares of Hytech US, FDI and Chongqing FTC, which the Company did not own. As of March 31, 2007, the Company owned a 70% interest in Hytech US, a 40% interest in FDI and a 94% interest in Chongqing FTC.

For the three months ended March 31, 2007 and 2006, the Company recorded the minority interests share of loss of $78,087 and $122,636, respectively.


13.  COMMITMENTS  AND  CONTINGENCIES

Operating  leases

The following are the approximate minimum lease payments that will have to be made in the years as indicated below based on operating leases in effect as of March 31, 2007:

                                                 Total
                                               ----------
          March 31, 2008                       $  268,561
          March 31, 2009                          220,475
          March 31, 2010                          210,846
          March 31, 2011                          188,461
          March 31, 2012                          207,957
          Thereafter till March 31, 2018        1,299,728
                                               ----------

          Minimum lease payment                $2,396,028
                                               ==========

Capital  expenditures

At March 31, 2007 and December 31, 2006, the Company's commitments for capital expenditures were approximately $1,570,000 and $1,460,000, respectively. This commitment relates to costs to acquire machinery and equipment which are used in the Company's revenue sharing operations.

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

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Cautionary  Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities  Litigation  Reform  Act  of  1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2007 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words "believes", "expects", "anticipates", "intends", "plans", "may", "will" or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements may include, among others, statements concerning the Company's expectations regarding its business, growth prospects, sales trends, gross margin trends, operating costs, the availability of funds to finance capital expenditures and operations, facility expansion plans, competition, operating results and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2007 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures of concerning the Company and its business made elsewhere in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2007, as well as other public reports filed with the United States Securities and Exchange Commission. Investors should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. Except as required by applicable law or regulation, the Company undertakes no obligation to update or revise any forward-looking statement contained in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2007, whether as a result of new information, future events or otherwise.

OVERVIEW

Fantatech, Inc., (the "Company"), through its subsidiaries and affiliates, is engaged in the design, development, manufacturing, and sale of hi-tech entertainment and amusement products and their related operations, including 4D theaters, indoor entertainment centers ("FunPlexes"), large size outdoor attractions and theme parks. The Company is experienced in the design and manufacturing of comprehensive, integrated, computerized entertainment products.

The Company's wholly owned subsidiaries include Intsys Share Limited ("Intsys"), Shenzhen Digitainment Co., Ltd. ("SDCL"), and Megabase Investment Limited ("Megabase"). In addition, the Company's majority controlled companies include Hytechnology Inc. ("Hytech US"), Chongqing FantaWild FunPlex Tour Co., Ltd. ("Chongqing FTC") and Fantatech Development Inc. ("FDI").

The Company both manufactures and sells hi-tech amusement equipment for its proprietary FantaWild FunPlexes, FantaWild 4D Theaters, large-size attractions and FantaWild Theme Parks. The Company also participates in these attractions through revenue-sharing operating arrangements and is becoming increasingly involved in the development of theme parks. The Company provides its products to customers both directly and through local partners in revenue-sharing operations.

Most of the Company's customers are located in China, and sales to such customers are generally on an open account basis with a deposit collected in advance. The Company purchases raw materials and certain components from various suppliers located in China.

As for revenue-sharing operations, the Company supplies the equipment for each of its 4D theaters, FunPlex indoor entertainment centers, large size outdoor attractions and theme parks (each, a "Revenue-Sharing Center") through cooperation agreements with local venture partners in different Chinese cities. The Company selects appropriate partners and sells them a portion of the amusement equipment and machines required to set up a Revenue-Sharing Center. The Company generally provides the balance of the amusement and entertainment equipment required for the Revenue-Sharing Center to its local venture partners in exchange for approximately a 30% to 50% share of such Center's gross revenue. The local partners are responsible for operating, promoting, and providing suitable venues for the Revenue-Sharing Centers. In general, the amount of equipment required to be purchased by a local venture partner is calculated such that the Company's gross margin on the purchased equipment covers its internal cost for the balance of the required equipment. The Company also considers the credibility of the local partner and the costs associated with the operating venues. The Revenue-Sharing Centers therefore require only a minimal cash investment on the part of the Company. With respect to 4D theater Revenue-Sharing Centers, the Company generally contributes all of the equipment necessary for the theaters while the local partners provide suitable venues. The Company retains all title to the equipment it provides to the Revenue-Sharing
Centers (except for equipment purchased by the venture partner) and may repossess and relocate such equipment if its local venture partners cannot fulfill their obligations under the cooperation agreements. The Revenue-Sharing Center arrangements generally have terms of five to ten years, which are approximately equal to the estimated useful life of the equipment provided by the Company.

During the three months ended March 31, 2007, no new Revenue-Sharing Operations were launched. As of March 31, 2007, there were a total of twenty-three
Revenue-Sharing Centers (twelve FunPlex centers, nine 4D theaters, one large-size outdoor attraction and one theme park) operating in different Chinese cities (including the cities of Tianjian, Urumchi, Changchun, Kunming, Beihai, Langfang, Taiyuan, Nanning, Yantai, Chifeng, Shenyang, Zhongshan, Nanjing, Huaian, Changzhi, Dalian, Datong, Wuhan, Hangzhou, Beijing, Dongguan and Chongqing).

Currently, the Company is concentrating its efforts in building and installing the equipment for the theme parks in Wuhu and Shantou, both are scheduled to be opened in October 2007. However, as some of the attractions in these two theme parks are entirely new to the Company, there could be unforeseeable technical difficulties or site preparation problems during the manufacturing or installation processes. The final completion date may still be changed in accordance with actual progress.

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

For the three months ended March 31, 2007 and 2006, the Chinese financial statements were translated from RMB to USD at the new prevailing closing exchange rates: for the translation of assets and liabilities (other than equity and reserves), the published closing exchange rates of US 1.00 to RMB 7.734 and US 1.00 to RMB 8.02 were applied, respectively; for revenues, expenses, gains and losses, the weighted average rates of US 1.00 to RMB 7.75 and US 1.00 to RMB
8.04 for the respective periods were used. The resulting translation gains or losses were recorded as a separate component of stockholders' equity. As of December 31, 2006, the Chinese financial statements were translated from RMB to USD at the closing exchange rate of US 1.00 to RMB 7.81.

CRITICAL  ACCOUNTING  POLICIES

The discussion and analysis of the Company's financial condition and results of operations is based upon the Company's unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made, including accounting for asset impairment, revenue and cost recognition as well as stages of contracts completion (including items listed as "billings in excess of costs and estimated earnings on uncompleted contracts" and "costs and estimated earnings in excess of billings on uncompleted contracts"), and the allowance for doubtful accounts Management bases their estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

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

Revenue  is  recognized  when  the  following  four  criteria  are  met:

-     persuasive  evidence  of  an  arrangement  exists;
-     delivery  has  occurred  or  services  have  been  rendered;
-     the  price  is  fixed;  and
-     collectibility  is  reasonably  assured.

(A) Contract sales of equipment or facilities used in hi-tech amusement centers or theme parks, 3D/4D theaters and the related products

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

During the process of recognizing the revenue generated from the sales of products as described in (a) and (b) above, the Company has evaluated the criteria for multiple deliverables in using separate unit of accounting for identifiable delivered items in accordance with EITF No. 00-21 "Revenue Arrangements with Multiple Deliverables", and concluded that the amusement and entertainment products designed, manufactured and installed by the Company do not meet the stand-alone test since no part of the products will be or are sold in the market by the Company or by other similar vendors. There is no reliable evidence of fair value of the undelivered items and the contracts for sales have no general right of return relative to the delivered items.

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

(B) Contracts in relation to the design of 4D theater, amusement center, large-size attractions and theme park, as well as any related consultation services

Design  and  consultation  income  is  recognized  when  services  are rendered.

(C)  Revenue  from  revenue  sharing  operations

Income is recognized based on the agreed percentage of revenue when the revenue from Revenue-Sharing Centers becomes due and receivable. The Company recorded $1,129,772 and $326,714 in revenue from its Revenue-Sharing Centers for the three months ended March 31, 2007 and 2006, respectively.

Asset  Impairment:
------------------

The Company reviews its long-lived assets, including its production facilities and the amusement and entertainment equipment used in the Revenue-Sharing Centers, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based upon undiscounted cash flows expected to be generated by such assets over their expected useful lives. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the three months ended March 31, 2007 and 2006, no impairment charge was recorded.

CONSOLIDATED  RESULTS  OF  OPERATIONS

REVENUE

For the three months ended March 31, 2007, net sales were $2,429,034 as compared to net sales of $1,019,586 for the three months ended March 31, 2006. Approximately 46.5% and 32.0% of the net sales during the three months ended March 31, 2007 and 2006, respectively, were from the revenues generated from the revenue sharing operations.

During the three months ended March 31, 2007, net contracted sales increased by $606,390 or 87.5% to $1,299,262, as compared to $692,872 for the three months ended March 31, 2006. This was primarily due to the increase in revenue recognized from the sales contract in relation to equipment sold to the Wuhu Theme Park. During the three months ended March 31, 2007, revenue recognized from the sale of equipment to Wuhu Huaqiang amounted to approximately $607,000. In view of the Company's limited number of sales contracts currently on hand, and based on the stage of completion of the related projects, the Company may not be able to maintain the level of net contracted sales in 2007 as compared to 2006.

During the three months ended March 31, 2007, the Company recorded revenues from its Revenue-Sharing Centers totaling $1,129,772 as compared to $326,714 for the three months ended March 31, 2006, representing an increase of $803,058 or 245.8%. The increase was mainly attributable to the opening of Chongqing Theme Park (which accounted for approximately $846,000 of the revenue). As the scheduled opening of the theme parks in the cities of Wuhu and Shantou will be late 2007, the Company anticipates that income from Revenue-Sharing Centers will not have any significant changes until the opening of the two theme parks.

GROSS  PROFIT

For the three months ended March 31, 2007, total gross profit was $636,671 or 26.2% of total net sales, as compared to total gross profit of $170,285 or 16.7% of total net sales for the three months ended March 31, 2006. Net of the revenue from the Revenue-Sharing Centers, gross profit margin decreased by 18.2% due to a decrease in contract profitability. The decrease is primarily attributable to the lower profitability from the sale contract related to the equipment sold to Wuhu Huaqiang. The Company, however, has obtained the right to receive 8% of the theme park's distributable income for a period of 15 years from commencement of theme park operation (see note 10(b) to the Condensed Consolidated Financial Statements).

Cost of revenue in relation to contracted sales during the three months ended March 31, 2007 consisted of raw materials, electronic parts, factory consumables, sub-contracting charges and related supplies purchased for fabrication and assembling of the amusement equipment, factory rent, workers wages and salaries, and the depreciation of production facilities. Costs to revenue-sharing operations included cost of souvenirs sold, equipment and venues rental, depreciation for the fixed assets used in the operations, maintenance costs, salaries for staffs and engineers, administrative expenses, and the associated traveling and lodging expenses.

During the three months ended March 31, 2007, total gross profit from Revenue-Sharing Centers was $577,924 or 51.2% of the total segment revenues, as compared to total gross profit of $12,807 or 3.9% of the total segment revenues for the three months ended March 31, 2006. The increase in segment gross profit margin was solely attributable to the Chongqing Theme Park. However, none of the FunPlex Revenue-Sharing Centers were operated profitably during the first quarter of 2007. The Company anticipates that the gross profit from Revenue-Sharing Centers will not change substantially in 2007 until the completion of the two theme parks in Wuhu and Shantou. The opening of the Shantou theme park, initially scheduled to occur early 2007, has been postponed until the fourth quarter of 2007 due to delays in site preparation by the local partner. The Wuhu theme park is expected to be completed by October 2007. Subject to the successful opening of the two theme parks in late 2007, the Company anticipates that revenue and gross profit from theme park operations may improve gradually. However, there is no assurance that the two new theme parks in Wuhu and Shantou will receive the same level of visitors and revenue as the Chongqing theme park due to differences in demographic and economic characteristics of local customers. As the Company has limited number of sale contract on hand, the fixed overhead costs for contracted sales may exert pressure on the overall gross profit margin.

SELLING  AND  MARKETING  EXPENSES

Selling and marketing expenses increased by $182,416 or 82.7% to $403,000 for the three months ended March 31, 2007, as compared to $220,584 for the three months ended March 31, 2006. This was primarily due to the increase in expenses related to marketing, promotional, sales representative offices and exhibition in 2007. The Company will continue its marketing and promotional efforts in order to obtain sufficient sales contract.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

General and administrative expenses ("G&A Expenses") consist of the management office operating costs of SDCL, FDI, Hytech US, Chongqing FTC and the costs associated with the operation of the Company's executive offices, and the legal and accounting costs associated with the operation of a public company. For the three months ended March 31, 2007, G&A Expenses decreased slightly by $4,774 or 1.5% to $317,274 as compared to the G&A Expenses of $322,048 for the three months ended March 31, 2006.

INCOME  (LOSS)  FROM  OPERATIONS

Loss from operations for the three months ended March 31, 2007 decreased by $289,297 to $84,336, as compared to the loss from operations of $373,633 for the three months ended March 31, 2006. The decrease in operating loss was primarily attributable to the increase in gross profit, offset partially by the increase in selling and marketing expenses during the three months ended March 31, 2007.

OTHER  INCOME  (EXPENSE)

For the three months ended March 31, 2007, the Company recorded interest income of $5,735 as compared to $2,014 for the three months ended March 31, 2006. For the three months ended March 31, 2007, interest expense was $32,733 as compared to $34,591 for the three months ended March 31, 2006.

Other expense was $4,860 for the three months ended March 31, 2007 as compared to other income of $18,098 for the three months ended March 31, 2006. The increase in other expense was due primarily to the discretionary payment in addition to insurance compensation made to a worker who was injured in the factory premise. Other income is mainly comprised of miscellaneous income earned from the sub-letting of part of the Company's factory space temporarily available.

MINORITY  INTERESTS

During the three months ended March 31, 2007, the Company recorded the minority interests' share of loss of $78,087 as compared to the minority interests' share of loss of $122,636 for the three months ended March 31, 2006. As of March 31, 2007, the minority interests represented effectively the 60% shareholding in FDI, 30% in Hytech US and 6% in Chongqing FTC.

INCOME  TAX  EXPENSE

The Company is subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which each entity is domiciled. Fantatech Inc. and Hytech US are both Delaware corporations and are subject to the corporation income taxes of the United States of America. Intsys and Megabase are not liable for income taxes in BVI. The Company's Chinese subsidiaries
(SDCL) and associates (FDI) located in the City of Shenzhen are subject to Enterprise Income Tax ("EIT") in China at a rate of 15% on net income, while Chongqing FTC is subject to an EIT rate of 33%. Based on the local tax rules in Shenzhen, SDCL was entitled to a tax holiday for the first two years of its operations (years 1999 and 2000) and a 50% reduction of the rate for the third through eighth years (years 2001 to 2006) of operations due to its high technology content of businesses. The provision for taxes on earnings of the Chinese subsidiaries, calculated based on the prevailing accounting standards in China, for the three months ended March 31, 2007 and 2006 were $150,395 and $262, respectively.

The increase in income tax provision was primarily attributable to the revenue shared from the Revenue sharing operations. SDCL issued taxed invoice to collect its share of revenue from each of the revenue sharing operations. Such expenditure was treated as rental costs by the respective revenue sharing operations. The shared revenue received by SDCL is subject to a sale tax of approximately 5% and a lower income tax rate of 7.5% applicable to SDCL in 2006 and 15% in 2007, while the local income tax rates for the revenue sharing operations are usually 33%. The Company is unable to obtain written confirmation from the local officials about the validity of such arrangement. Accordingly, as at March 31, 2007, the Company recorded a provision of $150,395 for income tax liabilities.

Starting from January 1, 2008, the Enterprise Income Tax rate in the PRC will be adjusted to 25% from the previous 33%. For the Company's Chinese subsidiaries currently enjoying any tax benefits mentioned above, those benefits are still valid until year 2012. The income tax rate is expected to gradually increase to the standard rate of 25% over a five-year transition period. Also, the new
Enterprise Income Tax Law has not set out the details as to how the existing preferential tax rate will gradually increase to standard rate of 25%. Consequently, the Company is not able to make an estimate of the financial effect of the new Enterprise Income Tax Law on its deferred tax assets and liabilities. The Company will continue to assess the impact on the Company's results of operations and financial position of this change in enterprise income tax rates.

EQUITY  LOSS  RELATED  TO  AN  ASSOCIATED  COMPANY

During the three months ended March 31, 2006, the Company recorded a loss of $18,657 reflecting the Company's share of the net loss incurred by Tianjin LFK (limited to the total amount of investment). (See note 7 to the Condensed Consolidated Financial Statements.) No further equity loss was recorded during the three months ended March 31, 2007.

NET  INCOME  (LOSS)

The Company recorded a net loss of $189,930 for the three months ended March 31, 2007 as compared to a net loss of $285,955 for the three months ended March 31, 2006. The decrease in net loss is primarily the result of the decrease in the loss from operation and the decrease in equity loss, offset partially by the increase in income tax as well as the decrease in other income and minority interests share of loss during the three months ended March 31, 2007.

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

General
-------

The Company has financed its operations over the past few years primarily from loans from related and unrelated parties, as described below under "Financing".

The Company anticipates that, based on current operations and assumptions relating to its existing businesses, its projected cash flow from projects and revenue sharing operations, combined with cash on hand, bank lines of credit, and other external credit sources, and the credit facilities provided by affiliates or related parties, its financial resources will be sufficient to support the Company's working capital requirements of its activities for the next twelve months. The Company will continue its efforts in arranging external short-term bank loans for its working capital requirements and to seek additional capital to support its operations.

The Company is also monitoring the process of invoicing its customers for project progress payments in order to reduce the carrying amounts of work in progress and the costs incurred in excess of billings on uncompleted contracts. Based on management's evaluation of the Company's short-term cash requirements and liquidity resources, management predicts that the pressure on the Company's cash flows will gradually be reduced for the next twelve months.

Operations
----------

During the three months ended March 31, 2007, the Company's operations used cash resources of $516,766, as compared to the net cash used by operating activities of $575,922 for the three months ended March 31, 2006. During the three months ended March 31, 2007, the Company's cash balance increased by $2,036,141 to $4,342,298 at March 31, 2007, as compared to $2,306,157 at December 31, 2006.
Taking into account the cash deposited at affiliates' financial clearing centers ("FCCs") (defined in note 3 to the Condensed Consolidated Financial Statements) the Company's total cash balance increased by $2,054,905 to $4,361,232 at March 31, 2007, as compared to $2,306,327 at December 31, 2006. During the three months ended March 31, 2007, the Company's net working capital improved by $436,801 to a shortfall of ($700,768) at March 31, 2007, as compared to ($1,137,569) at December 31, 2006, and the Company had a current ratio of 0.95:1 at March 31, 2007, as compared to 0.90:1 at December 31, 2006, representing the total current assets were still insufficient to cover the total current liabilities during the three months ended March 31, 2007.

The deficiency in the Company's net working capital was mainly attributable to the increase in billings in excess of cost and estimated earnings as a result of delay in delivery of equipment and recognition of revenue due to site preparation problems. In addition, as soon as the Company starts to recognize progress revenue from the theme parks in Wuhu and Shantou upon completion of delivery and installation, the amount of deposits received will also be reduced, which in turn may also narrow the shortfall of net working capital.

Trade receivables, net of allowance for doubtful debts, increased by $124,740 or 43.7% to $410,269 at March 31, 2007, as compared to $285,529 at December 31,
2006, which was attributable to the increase in accounts receivable due from revenue sharing operations during the three months ended March 31, 2007. The Company provided a general allowance for doubtful debts of $91,969 and $90,214 as at March 31, 2007 and December 31, 2006, respectively.

Inventories increased by $753,559 or 31.2% to $3,168,265 at March 31, 2007, as compared to $2,414,706 at December 31, 2006, which was mainly due to the transfer of certain usable parts and components received from the three revenue sharing centers in the cities of Beijing, Zhuhai and Guangzhou, which were closed in January 2007.

As of March 31, 2007, costs and estimated earnings in excess of billings on uncompleted contracts decreased by $240,044 or 34.3% to $459,233, as compared to $699,277 at December 31, 2006. The billings in excess of costs and estimated earnings increased by $940,742 or 72.4% to $2,239,678 at March 31, 2007, as compared to $1,298,936 at December 31, 2006. The increase was attributable to the delay in delivery of equipment to the Shantou and Wuhu theme parks due to site preparation problems and postponed schedule.

Deposits received made by the Company increased by $71,481 or 4.1% to $1,800,130 at March 31, 2007, as compared to $1,728,649 at December 31, 2006.

During the three months ended March 31, 2007, the total amount of accounts payable, accrued liabilities and other payables decreased by $922,197 or 19.2% to an aggregate of $3,870,428, as compared to $4,792,625 at December 31, 2006, which was due primarily to the payment of income tax.

The amounts receivable from related parties decreased by $741,721 or 27.3% to $1,971,964 at March 31, 2007, as compared to $2,713,685 at December 31, 2006 due primarily to the decrease in trade receivable due from Wuhu Huaqiang and Hyvision. The amount payable to related parties decreased by $781,331 or 24.6% to $2,390,816 at March 31, 2007, as compared to $3,172,147 at December 31, 2006, which was mainly attributable to the decrease in account payable due to Hyvision.

Investing
---------

For the three months ended March 31, 2007, the Company's investment activities used cash resources of $32,794, as compared to $1,395,463 cash used by investment activities for the three months ended March 31, 2006.

Additions to property, plant and equipment during the three months ended March 31, 2007 aggregated $14,030, of which approximately $746 was for investment in the Company's Revenue-Sharing Centers. At March 31, 2007, the Company had capital expenditure commitments for 2007 relating to contracts on hand of approximately $1,570,000. The Company believes that it will be able to fund the expected capital expenditures through internal cash flow and external resources.

As of March 31, 2007 and December 31, 2006, the Company maintained cash deposits of $18,934 and $170 at the FCC operated by SHQ, respectively. The cash deposits at the FCC can be withdrawn any time without any restrictions.

Financing
---------

In January 2007, the Company obtained a one-year short-term loan of approximately $2,585,984 (the "Loan") from the Shenzhen Development Bank Limited. The Loan is unsecured and accrues interest at a rate of 6.12% per annum. The Loan was guaranteed by SHQ and replaced the short-term loans obtained by SDCL during November 2005.

As of March 31, 2007 and December 31, 2006, the Company had no off-balance sheet arrangements.


ITEM  3.  CONTROLS  AND  PROCEDURES

(a)  Evaluation  of  Disclosure  Controls  and  Procedures

Members of the Company's management, including its principal executive and financial officers, have evaluated the effectiveness of the Company's disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of March 31, 2007, the end of the period covered by this report. Based upon that evaluation, the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures are effective.

(b)  Changes  in  Internal  Controls

There were no changes in the Company's internal control over or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarterly period ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


                                        FANTATECH,  INC.
                                        ----------------
                                          (Registrant)


Date:  May 14, 2007                     By:  /s/  ZIBO NIU
                                             -------------------------
                                             Zibo Niu
                                             Chief Executive Officer


Date:  May 14, 2007                     By:  /s/  GARY LUI
                                             -------------------------
                                             Gary Lui
                                             Chief Financial Officer

                                  Index to Exhibits

Exhibit
Number   Description of Document
-------  -----------------------
3.1      Certificate of Incorporation (1)
3.2      Certificate of Amendment to the Certificate of Incorporation (2)
3.3      Bylaws of Registrant (3)
         Certification of the Chief Executive Officer pursuant to Section 302 of the
31.1     Sarbanes-Oxley Act of 2002
         Certification of the Chief Financial Officer pursuant to Section 302 of the
31.2     Sarbanes-Oxley Act of 2002
         Certification by the Chief Executive Officer pursuant to Section 906 of the
32.1     Sarbanes-Oxley Act of 2002
         Certification by the Chief Financial Officer pursuant to Section 906 of the
32.2     Sarbanes-Oxley Act of 2002

(1) Incorporated by Reference from Company's report on Form S-1 filed on November 17, 1996.

(2) Incorporated by Reference from Company's report on Schedule 14C on December 30, 2002.

(3) Incorporated by Reference from Company's Annual Report on Form 10KSB for the year ended March 31, 1999.